Form 10-Q
period 1995-03-31
BISCAYNE APPAREL INC /FL/
filed 1995-05-12
CIK 88706

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                MARCH 31, 1995

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-9635

                     BISCAYNE APPAREL, INC.
     (Exact name of registrant as specified in its charter)


           Florida                              65-0200397
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

         1373 Broad Street, Clifton, New Jersey  07013
       (Address of principal executive offices) (Zip Code)

                         (201) 473-3240
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]  No [ ]

     At April 30, 1995, there were 10,224,227 outstanding shares of the registrant's Common Stock, $0.01 par value.










                     BISCAYNE APPAREL, INC.


                              INDEX


Part I.   Financial Information

          Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994

          Consolidated Statements of Operations
          Three Months Ended March 31, 1995 and 1994

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1995 and 1994

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Part II.  Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports on Form 8-K

          Signatures

























                     BISCAYNE APPAREL, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)







                                   MARCH 31,      DECEMBER 31,
                                   1995           1994

                                   (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents. . .      $ 2,624          $ 4,178
  Trade accounts receivable,
   less allowances of $1,274
   in 1995 and $1,754 in 1994. .       9,240            21,009
  Inventories. . . . . . . . . .       30,643           22,584
  Prepaid expenses and other . .        1,865              833

    Total current assets . . . .       44,372           48,604

Property, plant and equipment, less
  accumulated depreciation of
  $1,492 in 1995 and $1,388 in
  1994 . . . . . . . . . . . . .        3,292            2,984
Investment in Hartwell Sports,
  Inc. . . . . . . . . . . . . .        1,568            1,505
Goodwill, net. . . . . . . . . .        5,120            5,202
Other assets, net. . . . . . . .        3,029            2,142

                                      $57,381          $60,437


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . .      $ 5,470          $ 6,060
  Accrued liabilities. . . . . .        4,359            6,973
  Notes payable to banks . . . .        9,000            8,500
  Current portion of
   long-term debt. . . . . . . .        1,250                -
  Senior subordinated bridge
   notes . . . . . . . . . . . .            -            4,776

    Total current liabilities. .       20,079           26,309


Subordinated notes . . . . . . .        6,444            7,944
Other liabilities. . . . . . . .          298              303
Long-term debt . . . . . . . . .        6,250                -

Commitments and contingencies. .            -                -

Stockholders' Equity:
  Common stock, $0.01 par value;
   25,000,000 shares authorized;
   10,224,227 issued and outstanding
   in 1995 and 10,223,899
   in 1994 . . . . . . . . . . .          102              102
Additional paid-in capital . . .       25,225           25,225
Unearned stock award
  compensation . . . . . . . . .         (186)            (203)
Retained earnings (deficit). . .         (831)             757

    Total stockholders' equity .       24,310           25,881

                                      $57,381          $60,437



                     See accompanying notes.




















BISCAYNE APPAREL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)




                                         THREE MONTHS ENDED
                                              MARCH 31,

                                           1995           1994

Net sales. . . . . . . . . . . . . .  $     15,389    $     6,547

Operating costs and expenses:
  Cost of goods sold . . . . . . . .        11,524          5,151
  Selling, general and administrative        5,964          3,057


Operating loss . . . . . . . . . . .        (2,099)        (1,661)

Other income and (expenses):
  Interest and other expenses. . . .          (595)          (221)
  Interest and other income. . . . .            32             38
  Equity in net income of Hartwell
   Sports, Inc . . . . . . . . . . .            63              -


Loss before income tax benefit . . .        (2,599)        (1,844)

Income tax benefit . . . . . . . . .        (1,011)          (695)

Net loss . . . . . . . . . . . . . .  $     (1,588)    $   (1,149)

Net loss per common share. . . . . .  $      (0.16)    $    (0.13)

Shares used in computing loss
  per common share . . . . . . . . .    10,224,227      8,526,902



                           See accompanying notes.





                     BISCAYNE APPAREL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)




                                         THREE MONTHS ENDED
                                              MARCH 31,

                                           1995           1994

Operating activities:
  Net loss . . . . . . . . . . . . . . .$   (1,588)    $   (1,149)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
   Gain on sale of assets. . . . . . . .        (3)             -
   Equity in net income of Hartwell
    Sports, Inc. . . . . . . . . . . . .       (63)             -
   Amortization of unearned stock
    award compensation . . . . . . . . .        17             17
   Depreciation expense. . . . . . . . .       108             92
   Amortization expense. . . . . . . . .        57             53
   Provision for losses and sales
    allowances on receivables. . . . . .       337            228

(Increase) decrease in operating assets:
  Trade accounts receivable. . . . . . .    11,432          9,031
  Inventories. . . . . . . . . . . . . .    (8,059)        (3,601)
  Prepaid expenses and other . . . . . .    (1,032)          (416)
  Other assets . . . . . . . . . . . . .      (870)          (453)

Increase (decrease) in operating liabilities:
  Accounts payable . . . . . . . . . . .    (1,537)         1,664
  Accrued liabilities. . . . . . . . . .    (1,655)        (1,503)
  Other liabilities. . . . . . . . . . .        (3)            (3)

    Net cash (used in) provided by
     operating activities. . . . . . . .    (2,859)         3,960

Investing activities:
  Net sale of assets . . . . . . . . . .         9              -
  Capital expenditures . . . . . . . . .      (422)          (550)
  Equity investment in Hartwell
   Sports, Inc.. . . . . . . . . . . . .         -         (1,500)

    Net cash used in investing
     activities. . . . . . . . . . . . .      (413)        (2,050)

Financing activities:
  Payments under notes payable to
   banks . . . . . . . . . . . . . . . .   (13,825)        (2,850)
  Borrowings under notes payable
   to banks. . . . . . . . . . . . . . .    14,325              -
  Proceeds from term loan. . . . . . . .     7,500              -
  Repayment of subordinated notes. . . .    (6,276)             -
  Principal payments of capital
   leases. . . . . . . . . . . . . . . .        (6)           (12)

    Net cash provided by (used in)
     financing activities. . . . . . . .     1,718         (2,862)

Net decrease in cash and cash
 equivalents . . . . . . . . . . . . . .    (1,554)          (952)
Cash and cash equivalents at
 beginning of year . . . . . . . . . . .     4,178          1,568

Cash and cash equivalents at
 end of year . . . . . . . . . . . . . .  $  2,624       $    616

Supplemental disclosure information:
  Interest expense paid. . . . . . . . .  $    440       $    221

  Income taxes paid. . . . . . . . . . .  $    114       $    658



                     See accompanying notes.





















                     BISCAYNE APPAREL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes with respect thereto contained in the Biscayne Apparel, Inc., ("the Company") 1994 Annual Report on Form 10-K.

       The consolidated financial statements of the Company include the accounts of the parent company, and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII"), Scientific Products Inc. ("SPI") and M&L International, Inc. ("M&L"), which was acquired in 1994, and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co. and Mackintosh (U.K.) Limited. The Company holds a 20% interest in Hartwell Sports, Inc. and accounts for investments in less than 50% owned affiliates, over which it exercises significant influence, under the equity method in accordance with Accounting Principle Board Opinion No. 18. All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the 1995 presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
       (consisting of only normal recurring accruals) necessary for a fair presentation of the financial statements.

3.     The results of operations for the three month period ended
       March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

4. Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include incremental shares from the exercise of stock options and warrants under the treasury stock method.

5. Included in accounts payable at March 31, 1995 and March 31, 1994, are the Company's obligations under outstanding letters of credit of $947,000 and $778,000, respectively.



6. On March 10, 1995, the Company's Board of Directors declared a five percent stock dividend with respect to the Company's Common Stock par value, $0.01 ("Common Stock"). Each holder of record on May 24, 1995 is entitled to receive one share of Common Stock for every 20 shares held. Cash will be paid in lieu of issuing fractional shares at a price of $2.125 per share, the closing price of the Common Stock on March 10, 1995. The distribution date is May 31, 1995.

7. On November 30, 1994, the Company acquired M&L, a Chicago-based designer, manufacturer and marketer of infants', toddlers' and children's outerwear, sportswear, and swimwear.
       The following unaudited pro forma combined financial data reflects the results of the Company and M&L as if the Acquisition had occurred on January 1, 1994 (in thousands, except per share data):




                                 Pro Forma Data
                                  for the Three
                              Months ended 3/31/94

Net Sales................           $     13,864
Loss Before Income Tax
 Benefit.................           $     (2,764)
Net Loss.................           $     (1,709)

Loss Per Share...........           $      (0.17)
Shares Used in Computing
 Pro Forma Earnings Per
  Share..................             10,193,899


8. At December 31, 1994, the Company had a $32,000,000 uncommitted credit agreement (the "BAI Agreement") with several commercial banks. The BAI Agreement was collateralized by substantially all of the Company's trade accounts receivable and imported finished goods inventory, a first mortgage on Varon's real property, and was guaranteed by the Company. Under the BAI Agreement, the Company was restricted from making any cash dividend payments. The BAI Agreement was to expire on April 30, 1995, but was paid off on March 16, 1995 with proceeds from the Revolver Agreement (see below).

       In connection with the acquisition of M&L, M&L entered into a three year $23,000,000 committed revolver credit agreement with a bank ("The M&L Agreement"), which the Company guaranteed. The M&L Agreement was collateralized by substantially all of M&L's assets including accounts receivable, inventories, excess cash deposited in a cash collateral account and equipment. The M&L Agreement required specified levels of working capital, minimum compensating cash balances of $650,000 and compliance with various financial ratios. The M&L Agreement also restricted capital expenditures, leases, other borrowings, cash dividends and other items. The M&L Agreement was to expire December 31, 1997. The M&L Agreement was paid off on March 16, 1995 with proceeds from the Revolver Agreement (see below).

       On March 16, 1995, the Company entered into an agreement with several banks for a $56,000,000 two year committed revolving credit facility (the "Revolver Agreement") and a $7,500,000 four year term loan (the "Term Loan"), which replaced the existing BAI Agreement and the M&L Agreement, and was used to repay debt and other related costs associated with the M&L acquisition.

       The Revolver Agreement and the Term Loan are collateralized by all of the Company's assets, excluding domestic inventory, and including all trademarks. Additionally, the Revolver Agreement and the Term Loan require various financial covenants and reporting requirements and limit capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Quarter Ended March 31, 1995 versus Quarter Ended March 31, 1994:

Net sales for the first quarter of 1995 increased to $15,389,000 from first quarter 1994 net sales of $6,547,000. The increase is mainly attributable to the addition of M&L, which was acquired on November 30, 1994.

Consolidated sales backlog at April 30, 1995 were $51,040,000, compared to $66,725,000 at April 30, 1994. This decrease is due to the extremely warm winter experienced last year causing both outerwear manufacturers and retailers to carryover increased levels of inventory into 1995. The result is that retailers are hesitating to place orders for Fall 1995 outerwear products as evidenced by the Company's largest 1994 customer placing orders of only $342,000, as of April 30, 1995, compared to $11,580,000 as of
April 30, 1994. However, the Company's underwear, daywear and sportswear operations reflect a sales backlog of $14,684,000 at April 30, 1995, which exceeds the April 30, 1994 sales backlog of $10,636,000 by 38%.

Cost of goods sold, as a percentage of net sales, was 75% versus 79% for the quarters ended March 31, 1995 and 1994, respectively. The decrease is attributable to the addition of M&L in 1995 and Andy Johns and Mackintosh realizing higher selling prices in 1995.

Selling, general and administrative expenses ("S,G&A"), as a percentage of net sales, decreased from 47% for the first quarter of 1994 to 39% in the first quarter of 1995, resulting primarily from the addition of M&L in 1995, increased sales on fixed S,G&A expenses and management's efforts to control these costs.

Other

Interest and other expense for the quarter ended March 31, 1995 increased $374,000 from the comparable quarter of 1994. The increase is primarily due to increased borrowings incurred in connection with the acquisition of M&L and increased bank interest rates.

Interest and other income decreased by $6,000 in the first quarter of 1995, compared with the first quarter of 1994 due to lower cash balances invested.







Income Taxes

For the quarters ended March 31, 1995 and 1994, the income tax benefit was greater than the provision which would be derived upon application of the federal statutory rate, primarily because of state income tax provisions, non-taxable interest income and non-deductible amortization of goodwill.

Liquidity and Capital Resources

Cash and cash equivalents were $2,624,000 and $4,178,000 at March 31, 1995 and December 31, 1994, respectively. At March 31, 1995, the Company's working capital was $24,293,000, representing a current ratio of 2.2:1. This compares to working capital of $22,295,000 and a current ratio of 1.85:1 at December 31, 1994.
The increase in the working capital ratio is due to the repayment of short-term subordinated debt with long-term bank borrowings.
The decrease in cash on hand is largely due to the Company reducing short-term outstanding bank borrowings.

As presented in the Consolidated Statements of Cash Flows for the three months ended March 31, 1995, the decrease in accounts receivable of $11,432,000 and the increase in inventories of $8,059,000 are due to the seasonality of the Company's operations. The net increase in cash from financing activities of $1,718,000 is due to the Company's seasonality and the refinancing of debt, as discussed below.

At December 31, 1994, the Company had a $32,000,000 uncommitted credit agreement (the "BAI Agreement") with several commercial banks. The BAI Agreement was to expire on April 30, 1995, but was paid off on March 16, 1995 with proceeds from the Revolver
Agreement, as discussed below.

In connection with the acquisition of M&L, M&L entered into a three year $23,000,000 committed revolver credit agreement with a bank ("The M&L Agreement"), which the Company guaranteed. The M&L Agreement was to expire December 31, 1997 but was paid off on March 16, 1995 with proceeds from the Revolver Agreement, as discussed below.

On March 16, 1995, the Company entered into an agreement with several banks for a $56,000,000 two year committed revolving credit facility (the "Revolver Agreement"), and a $7,500,000 four year term loan (the "Term Loan"), which replaced the existing BAI Agreement and the M&L Agreement, and was used to repay debt and other related costs associated with the M&L acquisition.

Capital expenditures for the three months ended March 31, 1995 decreased to $422,000 from $550,000 in 1994. The decrease is primarily due to the 1994 expansion of Varon's Arlington, Georgia facility, offset by increases as a result of the addition of M&L.


In March 1994, the Company purchased, for $1,500,000, a 20% interest in Hartwell Sports, Inc., a manufacturer of casual shirts and jackets. The purchase and subsequent accounting for the investment is being recorded under the equity method in accordance with Accounting Principle Board Opinion No. 18.

The Company expects that cash on hand, investments in short-term securities, investment income, cash from operations and borrowings under its credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

Effect of Inflation and Seasonality

The Company believes that inflation will not significantly effect its profit margins or have a material effect on the prices of other goods and services used in its business operations.

Sales of women's and children's outerwear and children's thermal underwear are seasonal. Historically, Andy Johns, Mackintosh, Varon and M&L have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results which might be expected during a full year.



Part II.  Other Information

Item 1.   Legal Proceedings

          The Company is, from time to time, involved in routine litigation. None of such litigation in which the Company is presently involved is material to its financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits:

               Exhibit 11 - Computation of Per Share Earnings

          b)   Reports on Form 8-K:

               During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant did not file any Current Reports on Form 8-K.


















                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              BISCAYNE APPAREL, INC.


Date:  May 15, 1995           By: /s/ John E. Pollack
                                 John E. Pollack
                                 President and Chief
                                   Executive Officer



Date:  May 15, 1995           By: /s/ Peter Vandenberg, Jr.
                                 Peter Vandenberg, Jr.
                                 Vice President, Treasurer and
                                   Chief Financial Officer
































EXHIBIT 11
Biscayne Apparel, Inc.
Computation of Per Share Earnings
(Dollars in Thousands, Except
Per Share Amounts)
(Unaudited)




                                         THREE MONTHS ENDED
                                              MARCH 31,

                                           1995             1994


Net loss . . . . . . . . . . . . .    $    (1,588)    $   (1,149)


PRIMARY:

Common and common equivalent shares:

  Weighted average common
   shares outstanding. . . . . . .      10,224,227      8,526,902

  Potential dilution upon exercise
   of stock options and warrants .               -              -

Shares used in computation of
  earnings per common share. . . .      10,224,227      8,526,902


PER SHARE AMOUNTS:

Net loss per share . . . . . . . .    $      (0.16)    $    (0.13)


FULLY DILUTED:

Common and common equivalent shares:

  Weighted average common shares
   outstanding . . . . . . . . . .      10,224,227      8,526,902

  Potential dilution upon exercise
   of stock options and warrants .               -              -

Shares used in computation of
  earnings per common share. . . .      10,224,227      8,526,902

PER SHARE AMOUNTS:

Net loss per share . . . . . . . .      $    (0.16)     $   (0.13)
