Form 10-Q
period 1995-06-30
BISCAYNE APPAREL INC /FL/
filed 1995-08-10
CIK 88706

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                JUNE 30, 1995

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

     At July 31, 1995, there were 10,730,214 outstanding shares of the registrant's Common Stock, $0.01 par value.









                         BISCAYNE APPAREL, INC.


                                  INDEX


[CAPTION]


Part I.    Financial Information                       Page No.

           Consolidated Balance Sheets
           June 30, 1995 and December 31, 1994.....

           Consolidated Statements of Operations
           Three and Six Months Ended June 30, 1995
           and 1994................................

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1995 and 1994.

           Notes to Consolidated Financial Statements

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations..............................

Part II.   Other Information

           Item 1 - Legal Proceedings..............

           Item 6 - Exhibits and Reports on Form 8-K

           Signatures..............................



















                         BISCAYNE APPAREL, INC.
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


[CAPTION]


                             JUNE 30,            DECEMBER 31,
                               1995                  1994
                            (Unaudited)

ASSETS

Current assets:
  Cash and cash
    equivalents.....       $        955          $      4,178
  Trade accounts
    receivable, less
    allowances of $1,269
    in 1995 and $802
    in 1994........              11,982                21,009
  Inventories......              38,224                22,584
  Prepaid expenses
    and other......               1,505                   833

       Total current
         assets....              52,666                48,604

Property, plant and
  equipment, less
  accumulated depreciation
  of $1,641 in 1995 and
  $1,179 in 1994...               3,454                 2,984
Investment in Hartwell
  Sports, Inc......               1,594                 1,505
Goodwill, net......               5,115                 5,202
Other assets, net..               3,830                 2,142

                           $     66,659          $     60,437


LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
  Accounts payable.        $      5,421          $      6,060
  Accrued liabilities             4,541                 6,973
  Notes payable to
    banks..........              20,142                 8,500
  Current portion of
    long-term debt..              1,250                   -
  Senior subordinated
    bridge notes....                  -                 4,776

       Total current
         liabilities.            31,354                26,309


Subordinated notes...             6,444                 7,944
Long-term debt.......             6,250                   -
Other liabilities....                71                   303

Commitments and
  contingencies......                 -                   -

Stockholders' Equity:
  Common stock, $0.01
    par value; 25,000,000
    shares authorized;
    10,730,214 issued and
    outstanding in 1995
    and 10,223,899 in
    1994.............               107                   102
Additional paid-in capital       26,295                25,225
Unearned stock award
  compensation.......              (169)                 (203)
Retained earnings
  (deficit)..........            (3,693)                  757

       Total stockholders'
        equity.......            22,540                25,881

                           $     66,659          $     60,437



                         See accompanying notes.










                         BISCAYNE APPAREL, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands of dollars, except per share data)
                               (Unaudited)


[CAPTION]


                        THREE MONTHS ENDED     SIX MONTHS ENDED
                             JUNE 30,              JUNE 30,

                       1995        1994        1995        1994



Net sales.........   $ 14,517    $ 9,367    $ 29,906    $ 15,914


Operating costs and
 expenses:
  Cost of goods sold   11,194      7,076      22,718      12,227
  Selling, general
   and administrative   5,468      2,981      11,432       6,038


Operating loss....     (2,145)      (690)     (4,244)     (2,351)

Other income and
 (expenses):
  Interest and other
    expenses.......      (806)      (295)     (1,402)       (516)
  Interest and other
    income.........        36         19          68          57
  Equity in net income
    of investees...        20         33          83          33


Loss before income tax
 benefit...........    (2,895)      (933)     (5,495)     (2,777)

Income tax benefit.    (1,108)      (363)     (2,120)     (1,058)

Net loss...........  $ (1,787)   $  (570)   $ (3,375)   $ (1,719)

Net loss per common
  share............  $  (0.17)   $ (0.06)   $  (0.31)   $  (0.19)

Shares used in computing
 loss per common
  share............10,730,214  8,953,232  10,730,214   8,953,232

                         See accompanying notes.

















































BISCAYNE APPAREL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)


[CAPTION]


                                               SIX MONTHS ENDED
                                                   JUNE 30,

                                              1995          1994

Operating activities:
Net loss..............................    $   (3,375)   $   (1,719)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Gain (loss) on sale of assets......            (3)            2
   Equity in net income of Hartwell Sports,
    Inc...............................           (89)          (33)
   Amortization of unearned stock award
    compensation......................            34            34
   Depreciation expense...............           250           189
   Amortization expense...............            62           106
   Provision for losses and sales
    allowances on receivables.........           597           689

 (Increase) decrease in operating assets:
  Trade accounts receivable...........         8,430         5,616
  Inventories.........................       (15,640)      (14,304)
  Prepaid expenses and other..........          (672)         (772)
  Other assets........................        (1,671)         (718)

 Increase (decrease) in operating
   liabilities:
  Accounts payable....................          (639)        4,867
  Accrued liabilities.................        (2,416)       (1,917)
  Other liabilities...................          (228)           (4)

    Net cash used in operating
      activities......................       (15,360)       (7,964)

Investing activities:
 Net sale of assets....................            8             1
 Capital expenditures..................         (725)         (848)
 Equity investment in Hartwell Sports,
  Inc..................................            -        (1,500)
 Proceeds of note on net sale of assets            -            50

   Net cash used in investing activities        (717)       (2,297)

Financing activities:
 Payments under notes payable to banks.      (14,675)       (8,600)
 Borrowings under notes payable to banks      26,317        18,650
 Proceeds from term loan...............        7,500             -
 Repayment of subordinated notes.......       (6,276)            -
 Principal payments of capital leases..          (12)          (23)

   Net cash provided by financing
     activities........................       12,854        10,027

Net decrease in cash and cash
 equivalents............................      (3,223)         (234)
Cash and cash equivalents at beginning
 of year................................       4,178         1,568

Cash and cash equivalents at
 end of year............................    $    955    $    1,334

Supplemental disclosure information:
 Interest expense paid..................    $  1,385    $      515

 Income taxes paid......................    $  1,253    $      658




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

3. The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

4. Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include incremental shares from the exercise of stock options and warrants under the treasury stock method. Earnings per share and weighted average shares have been restated for the Company's May 1995 stock dividend. See Note 6 for further information.

5.   Included in accounts payable at June 30, 1995 and June 30,
     1994 are the Company's obligations under outstanding letters of credit of $1,149,000 and $3,356,000, respectively.

6. On March 10, 1995, the Company's Board of Directors declared a five percent stock dividend with respect to the Company's Common Stock par value, $0.01 ("Common Stock"). Each holder of record on May 24, 1995 was entitled to receive one share of Common Stock for every 20 shares held. Cash was paid in lieu of issuing fractional shares at a price of $2.125 per share, the closing price of the Common Stock on March 10, 1995. The distribution date was May 31, 1995.

7. On November 30, 1994, the Company acquired M&L, a Chicago-based designer, manufacturer and marketer of infants', toddlers' and children's outerwear, sportswear, and swimwear.

     The following unaudited pro forma combined financial data reflects the results of the Company and M&L as if the Acquisition had occurred on January 1, 1994 (in thousands, except per share data):

[CAPTION]


                          Pro Forma Data          Pro Forma Data
                           for the Three            for the Six
                       Months ended 6/30/94    Months Ended 6/30/94

Net Sales........         $    18,466                $    32,329
Loss Before Income
  Tax Benefit.....        $      (916)               $    (3,680)

Net Loss..........        $      (538)               $    (2,247)

Loss Per Share.....       $     (0.05)               $     (0.21)
Shares Used in
 Computing Pro
 Forma Loss Per
 Share.............        10,703,579                 10,703,579




8. At December 31, 1994, the Company had a $32,000,000 uncommitted credit agreement (the "BAI Agreement") with several commercial banks. The BAI Agreement was collateralized by substantially all of the Company's trade accounts receivable and imported finished goods inventory, a first mortgage on Varon's real property, and was guaranteed by the Company. Under the BAI Agreement, the Company was restricted from making any cash dividend payments. The BAI Agreement was to expire on April 30, 1995, but was paid on March 16, 1995 with proceeds from the Revolver Agreement (see below).

     In connection with the acquisition of M&L, M&L entered into a three year $23,000,000 committed revolver credit agreement with a bank ("The M&L Agreement"), which the Company guaranteed. The M&L Agreement was to expire December 31, 1997. The M&L Agreement was retired on March 16, 1995 with proceeds from the Revolver Agreement (see below).

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended June 30, 1995 versus Quarter Ended June 30, 1994:

Net sales increased from second quarter 1994 net sales of $9,367,000 to $14,517,000 in the second quarter of 1995. Pro forma net sales for the 1994 quarter, including M&L, which was acquired on November 30, 1994, were $18,466,000. The decrease relating to pro forma sales was attributable to lower sales at Andy Johns, Mackintosh and M&L, offset by increased sales at Varon. Several unusual and temporary factors combined in 1995 to create an unfavorable operating performance for the period ended June 30, 1995. These factors included the effects of one of the warmest winters in recent history, which caused both outerwear retailers and manufacturers to carryover higher levels of inventory from the 1994 to the 1995 season. This resulted in delayed ordering of Fall 1995 merchandise well beyond the normal time frame. The Company's consolidated sales backlog as of July 28, 1995 was $56,189,000 versus $57,122,000 as of July 28, 1994.

Cost of goods sold as a percentage of net sales was 77% versus 76% for the quarters ended June 30, 1995 and 1994, respectively.
The increase was mainly attributable to increased raw material costs and increased domestic labor costs.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales increased from 32% for the second quarter of 1994 to 38% in the second quarter of 1995, primarily due to the inclusion of M&L. Pro forma S,G&A as a percentage of net sales for the 1994 quarter was 31%. The increase from 1994 pro forma results was due to lower sales levels.

OTHER

Interest and other expense for the quarter ended June 30, 1995 increased $511,000 from the comparable quarter of 1994. The increase was primarily due to increased borrowings incurred in connection with the acquisition of M&L and increased inventory levels.

Interest income and other income increased by $17,000 in the second quarter of 1995, compared to the second quarter of 1994 due to foreign currency translation gains relating to M&L.

SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS ENDED JUNE 30,
1994

Net sales for the six months ended June 30, 1994 increased from $15,914,000 to $29,906,000 for the comparable 1995 period. Pro forma net sales for the 1994 first half were $32,329,000. The decrease to pro forma was primarily attributable to decreased sales at Andy Johns and Mackintosh, offset by increased sales at M&L and Varon.

Cost of goods sold as a percentage of net sales decreased slightly from 77% for the six months ended June 30, 1994, to 76% for the first half of 1995, due to the inclusion of M&L's increased sales.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales remained constant at 38% for the periods ending June 30, 1995 and 1994.

OTHER

Interest and other expenses for the six months ended June 30, 1995 increased to $1,402,000 versus $516,000 for the six months ended June 30, 1994. The increase was due to higher seasonal bank borrowings, 70% of which relates to the M&L subsidiary, increased bank interest rates, and higher inventory levels.

Interest and other income increased from $57,000 for the first half of 1994, to $68,000 for the first half of 1995 due to increases relating to M&L's foreign currency translation gains, offset by decreases in interest income as a result of lower cash balances invested and lower bank interest rates.

INCOME TAXES

For the quarters and six months ended June 30, 1995 and 1994, the income tax benefit was greater than the provision which would be derived upon application of the federal statutory rate, primarily because of state income tax provisions, non-taxable interest income, and non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,955,000 and $4,178,000 at June 30, 1995 and December 31, 1994, respectively. At June 30, 1995, the Company's working capital was $21,312,000, representing a current ratio of 1.7:1. This compares to working capital of $22,295,000 and a current ratio of 1.85:1 at December 31, 1994. The decrease in the working capital ratio is due to higher year to date losses and increased short-term outstanding bank borrowings to fund increased inventory levels.

As presented in the Consolidated Statements of Cash Flows for the six months ended June 30, 1995, the decrease in accounts receivable of $8,430,000 and the increase in inventories of $15,640,000 are due to the seasonality of the Company's operations and increased levels of carryover 1994 inventory. The net increase in cash from financing activities of $12,854,000 is due to the Company's seasonality and the refinancing of debt from the M&L acquisition.

At December 31, 1994, the Company had a $32,000,000 uncommitted credit agreement (the "BAI Agreement") with several commercial banks. The BAI Agreement was to expire on April 30, 1995, but was retired on March 16, 1995 with proceeds from the Revolver
Agreement, as discussed below.

In connection with the acquisition of M&L, M&L entered into a three year $23,000,000 committed revolver credit agreement with a bank ("The M&L Agreement"), which the Company guaranteed. The M&L Agreement was to expire December 31, 1997 but was retired on March 16, 1995 with proceeds from the Revolver Agreement, as discussed below.

On March 16, 1995, the Company entered into an agreement with several banks for a $56,000,000 two year committed revolving credit facility (the "Revolver Agreement"), and a $7,500,000 four year term loan (the "Term Loan"), which replaced the existing BAI Agreement and the M&L Agreement, and was used to repay debt and other related costs associated with the M&L acquisition.

Capital expenditures for the six months ended June 30, 1995 decreased to $725,000 from $848,000 in 1994. The decrease is primarily due to the 1994 expansion of Varon's Arlington, Georgia facility, offset by increases as a result of the addition of M&L.

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


ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

           (a)  The Registrant held its Annual Meeting of
                Shareholders on May 24, 1995.

           (b)  Not required.

           (c) The matters voted on at the Annual Meeting of Shareholders, and the tabulation of votes on each matter are as follows:

                1.   Election of Directors

[CAPTION]


           Name                           For            Against

           Harold E. Berritt           7,270,829           -0-
           Lewis A. Engman             7,270,829           -0-
           Phillip T. George,
             M.D.                      7,064,232           -0-
           Joseph G. Gildenhorn        7,270,829           -0-
           Kurt C. Gutfreund           7,270,829           -0-
           John W. Partridge           7,270,304           -0-
           James J. Pinto              7,270,829           -0-
           John E. Pollack             7,269,955           -0-
           Earl W. Powell              7,064,232           -0-
           Peter Vandenberg,
             Jr.                       7,064,511           -0-

(continued)

                                                    Broker
                                   Withheld        Non-Votes

            Harold E. Berritt       12,159            -0-
            Lewis A. Engman         12,159            -0-
            Phillip T. George,
              M.D.                 218,756            -0-
            Joseph G. Gildenhorn    12,159            -0-
            Kurt C. Gutfreund       12,159            -0-
            John W. Partridge       12,684            -0-
            James J. Pinto          12,159            -0-
            John E. Pollack         13,033            -0-
            Earl W. Powell         218,756            -0-
            Peter Vandenberg,
              Jr.                  218,477            -0-




                2.   Adoption of the Company's 1994 Stock Option
Plan


[CAPTION]


                                                         Broker
                  For        Against     Abstentions    Non-Votes

              6,511,766      325,710       70,566        374,946




                (d)  Not applicable.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a)   Exhibits:

                Exhibit 11 - Computation of Per Share Earnings

                Exhibit 27.1 - Financial Data Schedule

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



                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                 BISCAYNE APPAREL, INC.



Date:  August 9, 1995            By: /s/ John E. Pollack
                                    John E. Pollack
                                    President and Chief
                                      Executive Officer



Date:  August 9, 1995            By: /s/ Peter Vandenberg, Jr.
                                    Peter Vandenberg, Jr.
                                    Vice President, Treasurer and
                                      Chief Financial Officer






























EXHIBIT 11
Biscayne Apparel, Inc.
Computation of Per Share Earnings
(Dollars in Thousands, Except
Per Share Amounts)
(Unaudited)

[CAPTION]


                         THREE MONTHS ENDED    SIX MONTHS ENDED
                              JUNE 30,             JUNE 30,

                         1995         1994     1995      1994


Net loss..............  $ (1,787)   $  (570)  $ (3,375)   $ (1,719)


PRIMARY:

Common and common equivalent
 shares:

 Weighted average common
  shares out-
  standing.........   10,730,214  8,953,232 10,730,214   8,953,232

 Potential dilution upon
  exercise of stock
  options and warrants       -          -          -           -

Shares used in computation
  of earnings per common
  share............   10,730,214  8,953,232 10,730,214   8,953,232


PER SHARE AMOUNTS:

Net loss per share   $    (0.17) $   (0.06)$    (0.31)  $   (0.19)


FULLY DILUTED:

Common and common equivalent
  shares:

 Weighted average common shares
   outstanding.....   10,730,214  8,953,232 10,730,214   8,953,232

 Potential dilution upon
   exercise of stock options
   and warrants....        -          -          -           -
Shares used in computation
  of earnings per common
  share............   10,730,214  8,953,232 10,730,214   8,953,232



PER SHARE AMOUNTS:

Net loss per share.  $    (0.17)  $   (0.06) $  (0.31)  $  (0.19)

