Form 10-Q
period 1995-09-30
BISCAYNE APPAREL INC /FL/
filed 1995-11-08
CIK 88706

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           SEPTEMBER 30, 1995

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

     At October 31, 1995, there were 10,741,241 outstanding shares of the registrant's Common Stock, $0.01 par value.










                     BISCAYNE APPAREL, INC.


                              INDEX


Part I.   Financial Information                        Page No.

          Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994.....

          Consolidated Statements of Operations Three and
          Nine Months Ended September 30, 1995 and 1994..

          Consolidated Statements of Cash Flows
          Three and Nine Months Ended September 30, 1995
          and 1994.........................................

          Notes to Consolidated Financial Statements.......

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations....


Part II.  Other Information

          Item 1 - Legal Proceedings.......................

          Item 6 - Exhibits and Reports on Form 8-K........

          Signatures.......................................
























                     BISCAYNE APPAREL, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)



[CAPTION]


                                   SEPTEMBER 30,   DECEMBER 31,
                                      1995            1994

                                   (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents. .    $    1,830        $   4,178
    Trade accounts receivable,
      less allowances of $2,256
      in 1995 and $1,754 in 1994        27,923           21,009
    Inventories. . . . . . . . .        37,963           22,584
    Prepaid expenses and other .         1,518              833

         Total current assets. .        69,234           48,604

    Property, plant and equipment,
      less accumulated depreciation
      of $1,822 in 1995 and $1,388 in
      1994 . . . . . . . . . . .         3,483            2,984
    Investment in Hartwell Sports,
      Inc. . . . . . . . . . . .         1,647            1,505
    Goodwill, net. . . . . . . .         5,114            5,202
    Other assets, net. . . . . .         3,101            2,142

                                    $   82,579       $   60,437


 LIABILITIES AND STOCKHOLDERS'
 EQUITY

Current liabilities:
   Accounts payable. . . . . . .    $    7,212       $    6,060
   Accrued liabilities . . . . .         6,184            6,973
   Notes payable to banks. . . .        31,250            8,500
   Current portion of long-term
     debt. . . . . . . . . . . .         1,250                -
   Senior subordinated bridge
     notes . . . . . . . . . . .             -            4,776

        Total current liabilities       45,896           26,309

Subordinated notes . . . . . . .         6,444            7,944
Long-term debt . . . . . . . . .         6,250                -
Other liabilities. . . . . . . .            64              303
   . . . . . . . . . . . . . . .
Commitments and contingencies. .             -                -

Stockholders' Equity:
   Common stock, $0.01 par value;
     25,000,000 shares authorized;
     10,741,241 issued and
     outstanding in 1995 and
     10,223,899 in 1994. . . . .           107              102
   Additional paid-in capital. .        26,308           25,225
   Unearned stock award
     compensation. . . . . . . .          (152)            (203)
   Retained earnings (deficit) .        (2,338)             757

    Total stockholders' equity .        23,925           25,881

                                    $   82,579      $    60,437



                     See accompanying notes.






























                     BISCAYNE APPAREL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except per share data)
                           (Unaudited)


[CAPTION]


                          THREE MONTHS ENDED   NINE MONTHS ENDED

                             SEPTEMBER 30,       SEPTEMBER 30,

                            1995      1994      1995      1994



Net sales. . . . . . . .   $ 40,898  $ 34,446 $  70,804  $ 50,360

Operating costs and expenses:
  Cost of goods sold . .    30,291    24,463    53,009     36,690
  Selling, general and
    administrative . . .     7,069     4,251    18,501     10,289


Operating income (loss).     3,538     5,732      (706)     3,381

Other income and (expenses):
  Interest and other
    expenses . . . . . .    (1,033)     (603)   (2,425)    (1,119)
  Interest and other
    income . . . . . . .         -         4        58         61
  Equity in net income of
    investees. . . . . .        59       (33)      142          -


Earnings before provision
 (benefit) for income
 taxes . . . . . . . . .     2,564     5,100    (2,931)     2,323

Provision (benefit) for
 income taxes. . . . . .     1,209     2,023      (911)       965


Net earnings (loss). . .  $  1,355  $  3,077  $ (2,020)  $  1,358


Net earnings (loss) per
  common share . . . . .  $   0.12   $  0.33  $  (0.19)  $   0.14

Shares used in computing
  net earnings (loss)
  per common share . . .10,864,004 9,398,565 10,730,943  9,438,827



                     See accompanying notes.

















































                     BISCAYNE APPAREL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)

[CAPTION]


                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,

                                      1995           1994

Operating activities:
 Net earnings (loss) . . . . . . .$   (2,020)     $    1,358
 Adjustments to reconcile net
   earnings (loss) to net cash
   used in operating activities:
    Gain (loss) on sale of assets.       (3)              12
    Equity in net income of investee   (142)               -
    Amortization of unearned stock
     award compensation. . . . . .       51               51
    Depreciation expense . . . . .      436              298
    Amortization expense . . . . .       63              159
    Provision for losses and sales
     allowances on receivables . .    3,086            2,262

(Increase) decrease in operating assets:
 Trade accounts receivable . . . .  (10,000)         (13,021)
 Inventories . . . . . . . . . . .  (15,379)          (7,447)
 Prepaid expenses and other. . . .     (685)            (671)
 Other assets. . . . . . . . . . .     (942)             (56)

Increase (decrease) in operating
 liabilities:
 Accounts payable. . . . . . . . .    1,152            2,377
 Accrued liabilities . . . . . . .     (773)             340
 Other liabilities . . . . . . . .     (231)              (6)

    Net cash used in operating
    activities . . . . . . . . . .  (25,387)         (14,344)

Investing activities:
 Proceeds from sale of assets. . .        9                1
 Capital expenditures. . . . . . .     (941)            (933)
 Equity investment . . . . . . . .        -           (1,500)
 Proceeds from sale of equity
  investee . . . . . . . . . . . .        -               50

   Net cash used in investing
   activities. . . . . . . . . . .     (932)          (2,382)

Financing activities:
 Payments under notes payable to
   banks . . . . . . . . . . . . .  (24,025)         (31,060)
 Borrowings under notes payable
   to banks. . . . . . . . . . . .   46,775           47,810
 Proceeds from term loan . . . . .    7,500                -
 Repayment of subordinated notes .   (6,276)               -
 Principal payments of capital
   leases. . . . . . . . . . . . .      (16)             (28)
 Proceeds from exercise of employee
   stock options . . . . . . . . .       13                -

   Net cash provided by financing
   activities. . . . . . . . . . .   23,971           16,722

Net decrease in cash and cash
  equivalents. . . . . . . . . . .   (2,348)              (4)
Cash and cash equivalents at
  beginning of year. . . . . . . .    4,178            1,568

Cash and cash equivalents at end
  of year. . . . . . . . . . . . .$    1,830      $    1,564

Supplemental disclosure information:
 Interest expense paid . . . . . .$    2,045      $      902
 Income taxes paid . . . . . . . .$    1,608      $      784





























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

     The consolidated financial statements of the Company include the accounts of the parent company, and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII"),
     Scientific Products, Inc. ("SPI"), and M&L International,
     Inc. ("M&L"), which was acquired in 1994, and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc.,
     Watersports Garment Manufacturing, Inc., Teri Outerwear
     Manufacturing, Inc., GES Sportswear Manufacturing Corp. and
     M&L International (H.K.) Limited. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co., Mackintosh (U.K.) Limited and Amy Industries
     De Honduras, S.A. de C.V., which was organized during 1995.
     The Company holds a 20% interest in Hartwell Sports, Inc. and accounts for investments in less than 50%-owned affiliates, over which it exercises significant influence, under the equity method in accordance with Accounting Principle Board
     Opinion No. 18. All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the 1995 presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
     (consisting of only normal recurring accruals) necessary for a fair presentation of the financial statements.

3. The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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


5. Included in accounts payable at September 30, 1995 and September 30, 1994 are the Company's obligations under outstanding letters of credit of $4,092,000 and $1,068,000, respectively.

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

     The following unaudited pro forma combined financial data reflects the results of the Company and M&L as if the Acquisition had occurred on January 1, 1994 (in thousands, except per share data):




                            Pro Forma Data Pro Forma Data
                             for the Three  for the Nine
                             Months Ended   Months Ended
                                9/30/94        9/30/94

     Net Sales...........        $57,276         $89,605

     Net Earnings before Pro-
      vision for Income
      Taxes..............        $ 8,344         $ 4,664

     Net Earnings........        $ 5,086         $ 2,839

     Earnings Per Share..        $  0.46         $  0.25

     Shares Used in Computing
      Pro Forma Earnings Per
      Share...............    11,148,912      11,189,174



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

     The Revolver Agreement and the Term Loan are collateralized by substantially all of the Company's assets, excluding domestic inventory, and including all trademarks. Additionally, the Revolver Agreement and the Term Loan require various financial covenants and reporting requirements and limit capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.

     For the quarter ended September 30, 1995, the Company was not in compliance with certain financial covenants required by the Revolver Agreement and the Term Loan. The banks waived the Company's non-compliance with the provisions of these covenants.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 30, 1995 versus Quarter Ended September 30,
1994:

Net sales increased from third quarter 1994 net sales of $34,446,000 to $40,898,000 in the third quarter of 1995. Pro forma net sales for the 1994 quarter, including M&L, which was acquired on November 30, 1994, were $57,276,000. The decrease in actual 1995 net sales, compared to the pro forma 1994 net sales was attributable to lower sales at Andy Johns, Mackintosh and M&L, offset by increased sales at Varon. Several unusual and temporary factors combined in 1995 to create an unfavorable operating performance for the period ended September 30, 1995. These factors included the effects of one of the warmest winters in recent history, which caused both outerwear retailers and manufacturers to carryover higher levels of inventory from the 1994 to the 1995 season. This, coupled with the continuation in 1995 of unseasonably warm weather, resulted in reduced ordering of Fall 1995 merchandise. The continued effects of weather and the related softness of outerwear sales at retail was a significant influence on the recent decision of one of the major warehouse club retailers, our largest customer in 1994, to refrain from ordering previously programmed Fall outerwear from us in 1995. Unless the weather becomes colder and retail orders increase significantly in the 1995 fourth quarter, the Company anticipates that the 1995 fourth quarter results will be significantly below results of the 1994 fourth quarter. The Company's consolidated sales backlog as of September 30, 1995 was $28,836,000 versus $31,618,000 as of
September 30, 1994.

Cost of goods sold as a percentage of net sales was 74% versus 71% for the quarters ended September 30, 1995 and 1994, respectively. The increase was mainly attributable to increased raw material costs, increased domestic and foreign labor costs and lower sales prices.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales increased from 12% for the third quarter of 1994 to 17% in the third quarter of 1995, primarily due to the inclusion of M&L, coupled with decreased sales at Andy Johns. Pro forma S,G&A as a percentage of net sales for the 1994 quarter was 14%. The increase from 1994 pro forma results was due to lower sales levels.

OTHER

Interest and other expenses for the quarter ended September 30, 1995 increased to $1,033,000 versus $603,000 for the three months ended September 30, 1994. The increase was primarily due to increased borrowings incurred in connection with the acquisition of M&L and increased inventory levels.

Interest and other income and equity in net income of investees increased $88,000 for the three months ended September 30, 1995, compared to the third quarter of 1994, primarily due to increases in the net income of Hartwell Sports, Inc., which the Company owns a 20% equity investment in.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1994

Net sales increased from the nine months ended September 30, 1994 net sales of $50,360,000 to $70,804,000 for the comparable 1995 period. Pro forma net sales for the first nine months of 1994, including M&L, which was acquired on November 30, 1994, were $89,605,000. The decrease from pro forma was primarily attributable to decreased sales at Andy Johns and Mackintosh, offset by increased sales at M&L and Varon. The sales decreases are due to adverse retail sales of outerwear primarily related to the effects of unseasonably warm Fall weather in 1994 and 1995.
The continued effects of weather and the related softness of outerwear sales at retail was a significant influence on the recent decision of one of the major warehouse club retailers, our largest customer in 1994, to refrain from ordering previously programmed Fall outerwear from us in 1995. Unless the weather becomes colder and retail orders increase significantly in the 1995 fourth quarter, the Company anticipates that the 1995 fourth quarter results will be significantly below the results of the 1994 fourth quarter.

Cost of goods sold as a percentage of net sales increased from 73% for the nine months ended September 30, 1994, to 75% for the first nine months of 1995, primarily due to increased raw material costs, increased domestic and foreign labor costs and lower selling prices.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales increased from 20% for the nine months ended September 30, 1994 to 26% for the comparable 1995 period, primarily due to the inclusion of M&L and decreased sales at the Andy Johns division.

OTHER

Interest and other expense for the nine months ended September 30, 1995 increased $1,306,000 from the comparable 1994 period. The increase was primarily due to increased borrowings incurred in connection with the acquisition of M&L and increased inventory levels.

Interest and other income and equity in net income of investees increased $139,000 for the nine months ended September 30, 1995, compared to the 1994 period primarily due to increases in the net income of Hartwell Sports, Inc., a 20% equity investee of the Company.

INCOME TAXES

For the quarters and nine months ended September 30, 1995 and 1994, the income tax provision (benefit) differed from the provision which would be derived upon application of the federal statutory rate, primarily because of state income tax provisions, non-taxable interest income, and non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,830,000 and $4,178,000 at September 30, 1995 and December 31, 1994, respectively. At September 30, 1995, the Company's working capital was $23,338,000, representing a current ratio of 1.51 to 1. This compares to working capital of $22,295,000 and a current ratio of 1.85:1 at December 31, 1994. The decrease in the working capital ratio is due to higher year-to-date losses and increased short-term outstanding bank borrowings to fund increased inventory levels.

As presented in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1995, the increase in accounts receivable of $10,000,000, inventories of $15,379,000 and accounts payable of $1,152,000 were due to the seasonality of the Company's operations and increased levels of carryover 1994 inventory. The net increase in cash from financing activities of $23,971,000 was due to the Company's seasonality and the refinancing of debt from the M&L acquisition.

At December 31, 1994, the Company had a $32,000,000 uncommitted credit agreement (the "BAI Agreement") with several commercial banks. The BAI Agreement was to expire on April 30, 1995, but was retired on March 16, 1995 with proceeds from the Revolver
Agreement, as discussed below.

In connection with the acquisition of M&L, M&L entered into a three year $23,000,000 committed revolver credit agreement with a bank ("The M&L Agreement"), which the Company guaranteed. The M&L Agreement was to expire December 31, 1997, but was retired on March 16, 1995 with proceeds from the Revolver Agreement, as discussed below.

On March 16, 1995, the Company entered into an agreement with several banks for a $56,000,000 two year committed revolving credit facility (the "Revolver Agreement"), and a $7,500,000 four year term loan (the "Term Loan"), which replaced the existing BAI Agreement and the M&L Agreement, and was used to repay debt and other related costs associated with the M&L acquisition.

The Revolver Agreement and the Term Loan are collateralized by substantially all of the Company's assets, excluding domestic inventory, and including all trademarks. Additionally, the Revolver Agreement and the Term Loan require various financial covenants and reporting requirements and limit capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.

For the quarter ended September 30, 1995, the Company was not in compliance with certain financial covenants required by the Revolver Agreement and the Term Loan. The banks waived the Company's non-compliance with the provisions of these covenants. Management is in the process of negotiation with the banks regarding certain financial covenants for the year ending December 31, 1995 and thereafter, and, at this time does not anticipate any default or acceleration of the loans.

Capital expenditures for the nine months ended September 30, 1995 increased slightly to $941,000 from $933,000 in 1994, primarily due to the addition of M&L.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a)   Exhibits:

               10.1      Lease Contract, dated June 10, 1995, by
                         and between Zip Buena Vista, S.A. and Amy
                         Industries De Honduras, S.A. de C.V.

               10.2 First Amendment, dated June 1, 1995, to the Credit Agreement, dated March 16, 1995, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent.

               10.3 Second Amendment, dated November 1, 1995 to the Credit Agreement, dated March 16, 1995, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent.

               11        Computation of Per Share Earnings

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















                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              BISCAYNE APPAREL, INC.


Date:  November 8, 1995       By: /s/ John E. Pollack
                                 John E. Pollack
                                 President and Chief
                                   Executive Officer



Date:  November 8, 1995       By: /s/ Peter Vandenberg, Jr.
                                 Peter Vandenberg, Jr.
                                 Vice President, Treasurer and
                                   Chief Financial Officer








                         LEASE CONTRACT


We, JUAN M. CANAHUATI, Businessman, married, Honduran, resident of San Pedro Sula, acting as President of the Board of Directors and Legal Representative of the merchantile society named as BUENA VISTA EXPORT PROCESSING ZONE (ZIP BUENA VISTA, S.A.), constituted under number Twenty-three (23), on the Third of August of Nineteen Ninety-One, authorized before the Public Notary Sergio Zavala Leiva and registered under number Ninety-Four (94) Tome One Hundred Twenty-Five (125) of the local Registry, who will from now on be referred as THE LESSOR on one hand, and on the other hand Mr. FREDERICK VINCENT KNOX, businessman, married from Maryland, U.S.A., in transit through this city, acting as President of Amy Industries de Honduras, S.A. de C.V. that is properly registered under number 60 of Tome 189 of the Merchantile Registry, who will from now on be referred to as THE LESSEE. Both parties being in full use of their rights freely and spontaneously declare. FIRST: THE LESSOR declares to be the owner of the property located in the Municipality of Villanueva, Department of Cortes, in the place known as Buena Vista Export Processing Zone (ZIP BUENA VISTA), properly registered under number Ninety-four (94) of tome One Hundred Twenty-Five (125) of the Property Registry, Mortgages and Preventive Annotation of this Judicial Section where appears a building described as J-2 who is duly authorized to operate through the Export Processing Zone decree number 3787 dated April 27, 1987 as granted in the Executive Agreement, number 40-92 of The Ministry of Economy dated October 30, 1992. SECOND: The Lessor continues stating that the building to lease has 2,403.461 square meters or 25,881.24 square feet which is being leased to AMY INDUSTRIES DE HONDURAS, S.A. DE C.V. from June 10, 1995. Said building contains the following specifications: BUILDING SPECIFICATIONS: The building foundations consist of footings and perimetral beams of reinforced concrete. The walls are of cement blocks of 15 cms. x 40 cms. of vibrated concrete, the walls and reinforced structure are detailed on drawing #3 (Elevations). The production area, mezzanine areas, and concrete slabs have metal columns of the type indicated on drawing # 5 (Structural). The root is also constructed of metal structure and covered by fiber cement sheets, the roof is design to support a total weight of 90 kilograms per square meter (dead and live load). The floor is of tile of 25 cms. x 25 cms. gray color in the production, cafeteria, restrooms and miscellaneous areas, and in the office area the tile is of 30 x 30 cms. (blue-beige color). The foundation of the building consist of reinforced concrete structure (footings for metal columns, reinforced concrete columns for the office and cafeteria areas.) All the reinforced concrete is mixed on site and tested in compression cylinders, after 28 days its resistance is equal to 3000 pounds per square inch. The reinforced steel used is of grade
40. The ground has been compacted to support 12 tons per square meter, as indicated on drawing # 1 (Foundation). There are 7 drawings that describe the building which include: 1) Foundation,
2) Architectural Layout, 3) Elevations, 4) Plumbing, 5) Details Layout, 6) Mezzanine, 7) Roof Structure. The building has the following distribution: Office area, Production Area, Cafeteria, Machine Room, Garbage Area, Rest Rooms. The building also includes a mezzanine with an area of 526.063 square meters or (5660.437 square feet) built of metal structure with concrete floor with a live load capacity of 90 pounds per square foot. The wood and metal doors are described on drawing # 5 (Details Layout). The doors are made of hard wood with and without louvers of 0.94 mts. by 2.05 mts. with brass accessories of 3 1/2" brass and latchkey with lock. The private restrooms are of hard wood of 8 sections by 70 cms. width x 2.05 mts. height the other restroom doors are made of plywood pine of 3/16 thick, the other type of windows (aluminum and glass) for interior and exterior are described on drawing # 5 (Details Layout). The plumbing consist of toilets (Incehsa Standard or its equivalent) white and beige color, the white is used in the production area, and the beige in the office areas. White tile is used in the restrooms of the plant area as well as the 15x15 cms. tile to cover the walls of these restrooms, and the beige tile in the office area. The potable water piping is PVC type SDR-26, with connection of 3/4" in diameters the toilet drain systems is PVC SDR-41 with diameters 2", 4" and 6" as described on drawing #4 (Plumbing). There are also 2 emergency doors on the north side of the building, there are metal doors installed for the kitchen exit, garbage, machine room, loading and unloading areas. Also two roll-up doors 8 by 9 feet for the dock area. It includes also a ramp with handrails made of galvanized piping 1 1/2" in diameter and a concrete ramp with steps. In the porch at the main entrance the ceiling made of hard wood and has a similar architectural design as the other buildings in the park. The front of the building includes parking spaces for compact cars, and in the back of the building there two parking areas for loading and unloading containers. The office walls are made of panelit 1.22 mts. x 3.04 mts. by 8 mm., its structure is made of pressure cured pine wood. The paint used varies according to the area: Cements blocks, finished areas, wood doors, metal doors, panelit, exterior, etc. The building has metal gutters of 2 mm. thick by .30 by .25 mts. which drain to 4" SDR - 1 downspouts connected to the gutters with PVC adapters which drain to 8" SDR-4t main PVC collector. The concrete slabs to support the air conditioning units are designed to support these weights the floor of the slab has a 2% inclination towards the metal gutter and PVC downspouts of the rain system described on drawing # 7 (Roof Structure). This concrete slab is supported by H type steel columns, and have secondary structures separated every 60 cms. which rest on its end on the H columns, the concrete slabs are located above the miscellaneous, cafeteria, kitchen and the office areas as indicated in the corresponding drawing # 7 (Roof Structure). ELECTROMECHANICAL INSTALLATIONS:
The building is equipped with an air conditioning system which consist of 4 units (Carrier) of 27.5 Tons. each for the production area and 5 split units (Janitrol) of 5 Ton. each, all units are installed complete with duct work, difusers, extractors and accessories for the office, cafeteria and maintenance areas. The drop ceiling system consists of sections of 2'x4' of fiber ceiling material (Orion 220) the drop ceiling structure is constructed with angles, cross-tees, main-tees, above the drop ceiling is covered with insulation material (type R-19) all this hangs from a structure constructed with U angles of 1"x2"x3/16"x2O', steel rod of 3/8" x 30', nuts of 3/8'', angles of 2"x2"x1/4x20 . The electric installations of the building include the following: 248 lamps 2x96 277V., 59 lamps 4x40 120 Volts, 7 lamps 2x40 120 Volts, 5 lamps 2x20 120 Volts., 2 panelboard 42 space 120/208 Volt, 1 panelboard 42 space 277/480 Volt., 1 panelboard 42 space 277/480 Volt., 1 panelboard 42 space 120/208 Volt, 1 panelboard 32 space 120/208 Volt, 1 Switchboard 3P4W 277/480 1200 Amps., 1 dry
transformer of 300 KVA.480/208 120 Volts., 1 dry transformer of
112.5 KVA. 480/208 120 Volts., 1 dry transformer of 45 KVA. 480/208
120 Volts., 1 ABB transformer of 750 KVA. 34.5 KV 480 Volts. All the equipment is installed with accessories and electric cables. The building also has a Flex-A-Power installation, which is located below the drop ceiling hanging from the same structure, the system consist of 19 lines of 8 rails of 10 feet long each making a total of 150 rails, it also has 38 feed in boxes, end caps with screw, coupling sets, rod and hangers. There are eight drawings that describe the electromechanical installations: 1) Office Lighting,
2) Office Outlets, 3) Cafeteria Lighting, 4) Cafeteria Outlets, 5) Air Conditioning, 6) Flex-A-Power Installations, 7) Production Plant Lighting, 8) Electric Diagram. THIRD: Both parties have agreed to formalize and in fact are formalizing the current lease contract in accordance to the Export Processing Zone Law (Article Number 10 Letter B) and adjusted to the following terms and conditions a) THE LESSOR states that the leased building described above will only be used for the specific activities regarding the nature of the lessee's operation. The LESSEE is not entitled to sublease, modify or make any type of construction without the written consent of a representative of ZIP BUENA VISTA. Once a written request is received by Zip Buena Vista this written consent shall be answered within the following seven working days. THE LESSOR also agrees that in the event that the company that has the first lease option on the building of 25,861.24 sq.2 known as building J-2 does not execute its option, AMY INDUSTRIES DE HONDURAS, S.A. DE C.V. will have the first option on that building.

Also the Lessor states that it will make available a building of approximately 44,000 sq.ft. no later than June 10 of 1996. THE LESSOR also gives an option for a second building of approximately 44,000 sq.ft., nevertheless this option will have to be executed by Lessee not later than April 10 of 1997 (10 months). b) The Lessee will remit the amount of US$59,265.34 to the Bank Account Number 2189-770418414 at the First Union National Bank of Florida in favor of Zip Buena Vista, this amount represents a five-month security deposit, as a guarantee on the building, the deposit can be applied to any delinquent rent under this lease. Of this deposit two months will be credited to the 13th and 25th month rent respectively. In the case that ZIP BUENA VISTA is to make total or partial use of this security deposit the Lessee is committed to replace the used amount. Likewise, the Lessor agrees once the contract expires to return said deposit. c) The Lessor declares that the lease term is fixed at FIVE YEARS counting from the day the Lessor moves into building (J-2). C-1) The building has a mezzanine and its construction cost is paid by the Lessee. THE LESSOR agrees to return this amount to THE LESSEE at a depreciated value at the end of the lease term, value to be based on a 15 year period. C-2) The Lessor agrees to deliver the building (J-2) on the date stipulated; any delay will exempt THE LESSEE from paying the rent, on the building which is currently renting, known as building (P-1) up to date that it is delivered. d) The Lessor continues to state that the price of the rent is fixed at US$11,853.06 per month equal to US$4.9316657 per square meter per month to be deposited on or before the 5th of every month to the account of ZIP BUENA VISTA, proof of payment will be the date that appears on the wire transfer or deposit. A 2% interest per month will be charged if there is a delay in payment, said interest will not to be charged if the Lessee proves that the delay is justified and out of his control. Such rent shall be increased on the fourth and fifth anniversaries of the day THE LESSEE moves into the first building such increase will be based on the Consumer Price Index (all urban consumers) for the Miami, Florida U.S.A. metropolitan area, as published by the United States Department of Labor (but in-any case not more than five percent per year). The delay in payment of three consecutive monthly payments or the failure to comply with any of the clauses mentioned will grant the Lessor enough grounds to declare the lease terminated, and AMY INDUSTRIES OF HONDURAS, S.A. DE C.V. will pay 50% of the rent due for the period from the termination date to the expiration of the five year lease term. f) During the term of this lease, Lessor agrees to keep and maintain the foundation, structural supports, roof, gutters and downspouts of the building in good condition and repair. Lessor also agrees to keep and maintain all common areas including perimeter lighting, roads and perimeter fencing in good condition and repair. The Lessor states that he will provide the Lessee with the installations for water, sewer system, electric energy and telephone, being the payment of the last two responsibility of the Lessee. The Lessor will also provide the following services: 1) 24 hour perimeter security 7 days per week, 2) garbage collection, 3) maintenance of park grounds, 4) street lighting, 5) customs, 6) potable water and for industrial use up to 13,200 gallons per day. 7) workforce recruitment assistance, and other optional services as required. g) The Lessor is not responsible for any inconvenience, loss or damage caused to the Lessee or his property as consequence of a malfunction or any other hazards due to the utility companies. h) The Lessor continues to state that the insurance of the leased building will be covered by the Lessor, but that such insurance will only and exclusively cover the damages suffered to the Lessors property, being the Lessees responsibility to cover the costs and damages caused to his property or to third parties. i) The Lessor also states that none of the parties will be responsible for damages arising out of acts of war or acts of nature. j) The Lessor continues to state that both parties can by mutual agreement terminate this lease without any party being liable to complete the terms of the lease. In the case of not reaching an agreement to terminate, the party that does not comply with the lease will be responsible for reasonable legal costs incurred to enforce the lease. There of shall be resolved in San Pedro Sula in accordance with the arbitration of the Chamber of Commerce and Industry of Cortes with representation of the President of Zip Buena Vista or his Representative, the President of Amy Industries de Honduras, S.A. de C.V. or his Representative and the President of The Chamber of Commerce and Industry of Cortes or his Representative as a first step towards resolving any dispute. k) The Lessor states that once the contract has expired the Lessee is compelled to surrender the leased building on the day of expiration in good condition acceptable by the LESSOR, functional, broom clean and with the maintenance required up to date except those which are due to structural upkeep, defects or common area problems. The Lessee will be responsible for payment of repairs to correct damages to the building, installations and other property of the park caused by the Lessee from abuse or negligence in their use, except those produced by the normal wear of the building. l) At the expiration of this Lease, Lessee shall have an option to renew this Lease on the same terms and conditions set forth herein for a period of five years from the date of expiration. Lessee may exercise this option by giving written notice to Lessor at least 180 days prior to the expiration date of the initial term. The rent to be paid by Lessee during each of the first three years of the renewal term of five years shall be the same as the rent paid by Lessee during the fifth year of the initial lease contract. Such rent shall be increased on the fourth and fifth anniversary of the renewal date such increase will be based on the Consumer Price Index (all urban consumers) for the Miami, Florida U.S.A. metropolitan area, as published by the United States Department of Labor (but in any case not more than five percent per year). m) In the case of not reaching an agreement between the parties to renew, extend or sign a new contract the Lessee must surrender the leased facilities in compliance with the conditions states in letter "K" of this document, in the event that this does not occur, the Lessee will be subject to a fee of US$1,000.00 for every day he delays the surrendering of the building. n) Everything contained in this contract will be ruled by all the applicable provisions contained in the Export Processing Zone Law, the Civil Code, The Commerce Code, Zip Buena Vista Internal regulations and other related laws. FOURTH: The Lessee states that he accepts this in all and each of its parts, and accordingly commits itself to faithfully comply with the same and for pertinent legal purpose, we the undersigned, with the power indicated above, sign this contract in two copies of one and the same tenor, one for each party. SIGNATURES FOLLOW.



MR. FREDERICK VINCENT KNOX         MR. JUAN M. CANAHUATI
PRESIDENT                          PRESIDENT

AMY INDUSTRIES DE HONDURAS,        ZIP BUENA VISTA, S.A.
 S.A. DE C.V.
















































   FIRST AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT

     THIS AMENDMENT dated as of June 1, 1995 (the "First Amendment") is to the Credit Agreement dated as of March 16, 1995 (as amended from time to time the "Agreement") among Biscayne Apparel, Inc.; Biscayne Apparel International, Inc.; Mackintosh of New England Co., M&L International, Inc.; each of the banks which is a signatory thereto and The Chase Manhattan Bank (National Association) as agent.

     In connection with the formation of a new subsidiary by Biscayne Apparel International, Inc., the Borrowers and the Banks desire to amend certain terms of the Credit Agreement on the terms and conditions set forth herein.

     Except as otherwise provided herein, the capitalized terms used in this First Amendment shall have the respective meanings assigned to such terms in the Agreement.

                            AGREEMENT

     In consideration of the foregoing, and the mutual covenants and agreements hereinafter set forth, the parties hereto hereby agree as follows:

     1. Section 1 of the Agreement is amended by adding the following definition: ""Amy" means Amy Industries de Honduras, S.A. de C.V."

     2. Schedule I to the Agreement is amended to add Amy as a Subsidiary as shown on the Addendum to Schedule I attached hereto.

     3. Section 10.05. Investments is amended by adding a new sub-section (f) reading "(f) Biscayne Apparel International, Inc.
may make an investment of up to $500,000 in Amy."

     4. The Banks hereby waive the noncompliance by the Borrower with the provisions of Section 10.07 of the Agreement to the extent that the transfer of equipment in connection with the start-up of Amy and the transfer of raw materials and piece goods to Amy may violate such Section.

     5. The execution and delivery of this First Amendment and the performance of the Agreement as amended by this First Amendment shall constitute a representation and warranty that the following statements are true:
          (a)  the representations and warranties contained in
Article 8 of the Agreement are correct on and as of the date hereof as though made on and as of the date hereof; and

          (b) no Event of Default has occurred and is continuing, or would result from the taking effect of this First Amendment.

     6. Except as provided in this First Amendment and waiver, all terms and provisions of the Agreement shall continue in full force and effect. This waiver shall be effective only for the specific transaction, and for the specific provisions for which given and the Borrowers must hereafter be in compliance with all provisions of the Agreement.

     7. This First Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

     8. This Amendment may be executed in two or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one agreement.

     IN WITNESS WHEREOF, the Borrowers, the Banks and the Agent have caused this Amendment to be duly executed by their duly authorized officers, all as of the day and year first above written.



BISCAYNE APPAREL, INC.        BISCAYNE APPAREL INTERNATIONAL, INC


By                            By
  Name:                            Name:
  Title:                           Title:



MACKINTOSH OF NEW ENGLAND CO. M&L INTERNATIONAL, INC


By                            By
  Name:                            Name:
  Title:                           Title:



THE CHASE MANHATTAN BANK      THE CHASE MANHATTAN BANK
NATIONAL ASSOCIATION          NATIONAL ASSOCIATION
 (AS AGENT)

By                            By
  Name:                            Name:
  Title:                           Title:



NATWEST BANK N.A.             THE FIRST NATIONAL BANK OF BOSTON


By                            By
  Name:                            Name:
  Title:                           Title:



CORESTATES BANK, N.A.


By
  Name:
  Title:


By
  Name:
  Title:




































                     ADDENDUM TO SCHEDULE I
                               to
           CREDIT AGREEMENT DATED AS OF MARCH 16, 1995



Biscayne Apparel International, Inc. has the following foreign subsidiary:

 Amy Industries de Honduras, S.A. de C.V.

Incorporated: Honduras

[CAPTION]


Shareholder                             Ownership %

Biscayne Apparel International, Inc.    96%
Earl W. Powell                           1%
Phillip T. George                        1%
Troy D. Templeton                        1%
Peter W. Klein                           1%



























              SECOND AMENDMENT TO REVOLVING CREDIT
                     AND TERM LOAN AGREEMENT

     THIS AMENDMENT dated as of November 1, 1995 (the "Second Amendment") is to the Credit Agreement dated as of March 16, 1995 (as amended from time to time the "Agreement") among Biscayne Apparel, Inc.; Biscayne Apparel International, Inc.; Mackintosh of New England Co., M&L International, Inc.; each of the banks which is a signatory thereto and The Chase Manhattan Bank (National Association) as agent.

     The Borrowers have notified the Banks that they expect to be out of compliance with certain covenants and restrictions contained in the Agreement. The Borrowers have requested and the Banks desire to grant a waiver of compliance with certain provisions of the Agreement for the period ending September 30, 1995; to amend the definition of Permitted Overadvances to create Permitted Overadvances for October and November 1995; to increase the Direct Debt sublimit for December 1995; and reduce the minimum borrowing amount for Variable Rate Loans on the terms and conditions set forth herein.

     Except as otherwise provided herein, the capitalized terms used in this Second Amendment shall have the respective meanings assigned to such terms in the Agreement.


                            AGREEMENT

     In consideration of the foregoing, and the mutual covenants and agreements hereinafter set forth, the parties hereto hereby agree as follows:

     1. The definition of Permitted Overadvance is amended to read as follows:

     "Permitted Overadvance" means, (a) with respect to the Aggregate Borrowing Base the following amounts during the following months:

[CAPTION]


     March          $  2,750,000
     April          $  8,250,000
     May            $12,750,000
     June           $14,750,000
     July           $13,250,000
     August         $  7,250,000;


(b) with respect to the Direct Debt Borrowing Base, the following amounts during the following months:

[CAPTION]


     April          $ 5,500,000
     May            $14,000,000
     June           $19,000,000
     July           $21,750,000
     August         $17,500,000
     September      $  5,500,000


and (c) with respect to the Direct Debt Borrowing Base, the following amounts for the following periods only, October 1995
$3,700,000 and November 1995 $700,000."

     2. The definition of Direct Debt Borrowing Base is amended to read as follows:

     "Direct Debt Borrowing Base" means, during the period from the delivery of a Borrowing Base Certificate until the delivery of a more current Borrowing Base Certificate, an amount equal to the lesser of (1) the sum of (a) 80% of the difference of (i) Eligible Accounts, less (ii) the amount of the Borrowers' accounts receivable reserve maintained and revised monthly in accordance with GAAP applied consistently with previous periods, plus (b) the amount of any Permitted Overadvance; or (2) $15,000,000 for the period from December 1 through and including April 30 of each year and $45,000,000 for the period from May 1 through and including November 30 of each year, provided that, for the period from December 1, 1995 through December 19, 1995 such amount shall be $30,000,000 and for the period from December 20, 1995 through December 31, 1995 such amount shall be $25,000,000.

     3.  Section 2.11 is amended to read as follows:

     "Section 2.11. Minimum Amounts. Except for borrowings which exhaust the full remaining amount of the Commitments, prepayments of Variable Rate Loans which maybe in a minimum amount of $500,000, prepayments or conversions which result in the prepayment or conversion of all Loans of a particular type, or conversions made pursuant to Section 6.04, each borrowing, prepayment, conversion and renewal of principal of Loans shall be in an amount at least equal to $2,000,000 in the aggregate for all Banks for Eurodollar Loans and $500,000 in the aggregate for Variable Rate Loans and $1,000,000 in the aggregate for Quoted Rate Loans (borrowings, prepayments, conversions or renewals of or into Loans of different types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings, prepayments, conversions and renewals for the purposes of the foregoing, one for each type of Interest Period)."

     4. The Banks hereby waive the noncompliance by the Borrowers with the provisions of (a) Section 2.07 of the Agreement to the extent that they exceeded the Aggregate Borrowing Base and Direct Debt Borrowing Base for 9/30/95; (b) Section 11.05 for the fiscal quarter ended 9/30/95 provided that the ratio is not less than .30 to 1.0 for such fiscal quarter end; and (c) Section 11.06 for the fiscal quarter ended 9/30/95 provided that the ratio is not less than .43 to 1.0 for such fiscal quarter end.

     5. The execution and delivery of this Second Amendment and the Borrowers' performance of the Agreement as amended by this Second Amendment shall constitute a representation and warranty of the Borrowers that the following statements are true:

          (a)  the representations and warranties contained in
Article 8 of the Agreement are correct on and as of the date hereof as though made on and as of the date hereof; and

          (b) no Event of Default has occurred and is continuing, or would result from the taking effect of this Second Amendment.

     6. Except as provided in this Second Amendment and waiver, all terms and provisions of the Agreement shall continue in full force and effect. This waiver shall be effective only for the specific transaction, and for the specific provisions for which given and the Borrowers must hereafter be in compliance with all provisions of the Agreement.

     7. This Second Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

     8. This Amendment may be executed in two or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one agreement.

     IN WITNESS WHEREOF, the Borrowers, the Banks and the Agent have caused this Amendment to be duly executed by their duly authorized officers, all as of the day and year first above written.

[CAPTION]


BISCAYNE APPAREL, INC.        BISCAYNE APPAREL INTERNATIONAL,
                              INC.



By                            By
  Name:                            Name:
  Title:                           Title:


MACKINTOSH OF NEW ENGLAND CO. M&L INTERNATIONAL, INC.


By                            By
  Name:                            Name
  Title:                           Title:


THE CHASE MANHATTAN BANK      THE CHASE MANHATTAN BANK
NATIONAL ASSOCIATION          NATIONAL ASSOCIATION
(AS AGENT)


By                            By
  Name:                            Name:
  Title:                           Title:


NATWEST BANK N.A.             THE FIRST NATIONAL BANK OF
                              BOSTON


By                            By
  Name:                            Name:
  Title:                           Title:


CORESTATES BANK, N.A.


By
  Name:
  Title:


By
  Name:
  Title:




                           EXHIBIT 11
                     Biscayne Apparel, Inc.
                Computation of Per Share Earnings
                  (Dollars in Thousands, Except
                       Per Share Amounts)
                           (Unaudited)


[CAPTION]


                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,

                                    1995           1994


Net earnings (loss). . . . . . .   $  1,355       $ 3,077


PRIMARY:

Common and common equivalent
  shares:

 Weighted average common shares
   outstanding . . . . . . . . . 10,732,373     8,953,247

 Potential dilution upon
   exercise of stock options
   and warrants. . . . . . . . .    131,631       445,318

Shares used in computing net
  earnings (loss) per common
  share. . . . . . . . . . . . . 10,864,004     9,398,565


PER SHARE AMOUNTS:

Net earnings (loss) per share. . $     0.12     $    0.33


FULLY DILUTED:

Common and common equivalent
  shares:

 Weighted average common shares
  outstanding. . . . . . . . . . 10,732,373     8,953,247
 Potential dilution upon exercise
  of stock options and warrants.    131,631       445,318
Shares used in computing net
  earnings (loss) per common
  share. . . . . . . . . . . . . 10,864,004     9,398,565



PER SHARE AMOUNTS:

Net earnings (loss) per
 share . . . . . . . . . . . . . $     0.12     $    0.33

(continued)




                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                     1995           1994


Net earnings (loss). . . . . . . .     $ (2,020)    $  1,358


PRIMARY:

Common and common equivalent
  shares:

 Weighted average common shares
   outstanding . . . . . . . . . .  10,730,943     8,953,247

 Potential dilution upon
   exercise of stock options
   and warrants. . . . . . . . . .          -        485,580

Shares used in computing net
  earnings (loss) per common
  share. . . . . . . . . . . . . .   10,730,943    9,438,827


PER SHARE AMOUNTS:

Net earnings (loss) per share. . .   $    (0.19)   $    0.14


FULLY DILUTED:

Common and common equivalent
  shares:

 Weighted average common shares
  outstanding. . . . . . . . . . .   10,730,943    8,953,247

 Potential dilution upon exercise
  of stock options and warrants. .            -      485,580
Shares used in computing net earnings
  (loss) per common share. . . . .   10,730,943    9,438,827

PER SHARE AMOUNTS:

Net earnings (loss) per share. . .   $    (0.19)   $    0.14

