Form 10-K
period 1995-12-31
BISCAYNE APPAREL INC /FL/
filed 1996-03-29
CIK 88706

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995

                               or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-9635


                     BISCAYNE APPAREL, INC.
     (Exact name of registrant as specified in its charter)

          FLORIDA                            65-0200397
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.)


1373 Broad Street, Clifton, New Jersey                   07013
(Address of principal executive offices)               (Zip Code)

      (Registrant's telephone number, including Area Code)
                         (201) 473-3240


   Securities registered pursuant to Section 12(b) of the Act:

[CAPTION]


Title of each Class     Name of each Exchange on which registered
Common Stock                       American Stock Exchange
$0.01 par value per
 share



Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's common stock, as of February 29, 1996, was as follows:

     Common Stock, par value $.01               10,741,368
        (Title of each class)                (Number of shares)


     The aggregate market value of common stock held by non-affiliates of the registrant at February 29, 1996 was $5,360,683, based on a $0.75 average of the high and low sales prices for the common stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and beneficial owners of 5% or more of the registrant's common stock have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.


               DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement (to be filed pursuant to Regulation 14A).














PART I

ITEM 1.   BUSINESS

GENERAL

     Biscayne Apparel, Inc. (the "Company" or "BAI") is an apparel manufacturer dedicated to designing, manufacturing and marketing high quality products on a worldwide basis. Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L") are wholly-owned subsidiaries of the Company. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co. ("Mackintosh"), Mackintosh (UK) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. M&L's wholly-owned subsidiaries are Unidex Garments (Philippines), Inc. ("Unidex"), Watersports Garment Manufacturing, Inc. ("Watersports"), Teri Outerwear Manufacturing, Inc. ("Teri"), GES Sportswear Manufacturing Corp. ("GES") and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri and GES ceased operations due to operating losses caused by labor cost increases and production inefficiencies.

     Andy Johns is a designer and distributor of women's and children's outerwear; Varon is a designer and manufacturer of girl's and boy's underwear and girls' daywear; Mackintosh is a designer and manufacturer of women's wool coats and active outerwear, and M&L is a designer, manufacturer and distributor of infants', toddlers' and children's outerwear, sportswear, and swimwear.

     Unless the context indicates otherwise, the "Company" includes Biscayne Apparel, Inc., its subsidiaries and their respective divisions. All information relates to continuing operations of the Company.

     The Company operates in a single industry segment: women's and children's apparel. For the year ended December 31, 1995, Target, a division of Dayton Hudson Corporation ("Target") accounted for approximately 11% of total sales. Approximately 34% and 21% of the Company's total sales for the years ended December 31, 1994 and 1993, respectively, were derived from two major customers. These customers, Wal-Mart Stores, Inc. ("Wal-Mart") and Target, represented 19% and 15% of total sales in 1994 and 10% and 11% of total sales in 1993, respectively.

     Products and Customers: Andy Johns', Mackintosh's and M&L's principal products and customers are:

     o WOMEN'S AND CHILDREN'S OUTERWEAR: Andy Johns, a designer and distributor of women's and children's outerwear, was founded in 1975. Andy Johns provides functional and affordable women's and children's outerwear. To that end, it provides a line known as "active outerwear", which caters to the active woman. These products are made for daily use, with several styles doubling as exercise gear.

          Andy Johns produces a broad product line, appealing to a customer base of all age groups. Andy Johns is less driven by near-term styles and fads than its competitors, preferring to market outerwear that is contemporary in design and responsive to customer preferences, yet has a consistency to its appeal.

          Also, unlike many others in the outerwear industry that market almost exclusively fall lines, Andy Johns also produces a spring line, providing continuing visibility, which helps reduce the seasonality of its business.

          To expand its product lines, Andy Johns Kids was begun in mid-1987 and sells outerwear targeted for children in the 2 to 14 age range. In 1995 Andy Johns introduced its Lee Lipton brand of outerwear, which initially had been offered on an exclusive basis to one customer. In 1996 Biscayne will also market its outerwear under the well-known FoxRunR label, which will reflect contemporary designs catering to the moderate-to-better retail store customer. Andy Johns and Andy Johns Kids share showroom space in New York. Lee Lipton and FoxRun share showroom space with Mackintosh in New York.

          Andy Johns imports the majority of its inventory, primarily from Asian manufacturers. Although not foreseen, should import quotas be substantially tightened, Andy Johns may need to import products from alternate overseas sources or to engage in increased domestic production, which could increase costs.

          In 1991, the Company established Mackintosh to acquire the operations, through an asset purchase, of New England Mackintosh Co., Inc. ("Old Mackintosh"). Old Mackintosh was a well-known domestic manufacturer of fine women's wool coats. Mackintosh markets spring and fall lines. The Company also established Mackintosh (UK) Limited to distribute Mackintosh products into the European markets, primarily the United Kingdom. Such sales were not significant.

          During 1994 Mackintosh introduced a new imported active outerwear line. Pricing pressure from imported wool products has prompted Mackintosh to seek offshore production for a portion of its wool line. Mackintosh primarily markets its products through a New York showroom.

          In November 1994, the Company acquired M&L International, Inc. M&L, which was founded in 1919, is one of the largest U.S. based manufacturers of children's outerwear.

          M&L markets its outerwear products under the Weather TamerR brand name, which it owns, and the OshKosh B'GoshR and Bon JourR brand names, which it licenses. M&L also produces children's sportswear and swimwear products, which are marketed under its EclipseR brand name. M&L markets spring and fall lines. M&L has showrooms in Chicago, New York, Atlanta and Los Angeles and has manufacturing and sourcing operations in Hong Kong, Bangladesh, and Sri Lanka.

          M&L's extensive overseas sourcing and quality assurance operations, coupled with a proven network of manufacturers, allow it to offer a fashionable quality product at competitive prices to its customers, while sustaining attractive profit margins. Although not foreseen, should import quotas be substantially tightened, M&L may need to import products from alternative overseas sources or to engage in increased domestic production, which could increase costs.

          For the three years ended December 31, 1995, 1994 and 1993, Andy Johns', Mackintosh's and M&L's combined net sales represented 76%, 72%, and 71% respectively, of the Company's total net sales. M&L's net sales are included from November 30, 1994, the date of acquisition.

     o CHILDREN'S UNDERWEAR AND DAYWEAR: Varon has been operating for approximately 70 years as a manufacturer of girls' underwear and daywear and sells primarily to chain stores, mass merchandisers and discounters.

          In 1993, as an addition to its thermal underwear line, Varon introduced an interlock cotton long underwear line.

          The majority of Varon's underwear and interlock underwear line is 100% cotton, while its thermal underwear line is 65% cotton/35% polyester. Varon also manufactures 50/50 poly/cotton underwear for selected accounts. Varon's underwear line has been expanded to include girls' daywear sets and boys' underwear in thermal, cotton interlock and jersey fabrics. Varon markets its products through a New York showroom.

          For the three years ended December 31, 1995, 1994 and 1993, Varon's net sales represented 24%, 28% and 29%, respectively, of total net sales.


     MARKETING AND DISTRIBUTION: The Company markets and sells the majority of its products directly to retailers with a portion sold through sales representatives to retail specialty stores.

     Andy Johns' finished goods and Mackintosh's imported inventory are warehoused in Kentucky. Mackintosh manufactures and warehouses inventories in Massachusetts, Varon manufactures and warehouses its goods in Georgia, and M&L warehouses its finished goods in Washington.

     SUPPLIERS: The Company purchases the raw materials required in connection with its operations from a variety of sources. The Company believes that it has satisfactory relationships with its suppliers, most of which have been suppliers to Biscayne for many years.

     BACKLOG: The dollar amounts of backlog orders as of December 31, 1995 and 1994, were $17,712,000 and $17,030,000, respectively.
The dollar amounts of backlog orders as of March 15, 1996 and March 17, 1995, were $52,148,000 and $38,851,000, respectively.

COMPETITION

     The women's and children's outerwear business is highly competitive. The principal areas of competition in this industry are product quality, style and price. Andy Johns and M&L's products are primarily sold to department stores, specialty stores and mass merchandisers. Market entry is difficult, although many major garment manufacturers produce active outerwear. Historically, however, the majority of these companies tend not to remain in this market very long, principally due to slow turnover and seasonality. Andy Johns and M&L allocate their resources to produce contemporary and timely merchandise, rather than trying to become a fashion leader, which could result in loss of sales.

     Mackintosh's principal area of competition in the women's wool business is also product quality, style, and price. Mackintosh's products are sold to department and specialty stores. Entry into the market is difficult since successful companies need long established brand name recognition and, because of the limited season, the business is capital intensive. Mackintosh's products are primarily classic in style and are generally not subject to trends.

     The girls' and boys' underwear and girls' daywear apparel markets are highly competitive. Varon competes primarily in what is referred to as the "downstairs" portion of the market through sales to mass merchandisers, chain stores and discounters. Quality of product and style, packaging, timely delivery, and price are the principal areas of competition in this industry. The Company believes the quality of Varon's products equals or exceeds that of the similar higher priced products of its competition. Varon's concentration on new product development, quality and timely delivery has resulted in a broadening of its customer base.

TRADEMARKS

     The Company has registered the Andy JohnsR, KAOSR, KaoticR, Weather TamerR and EclipseR trademarks with the United States Patent and Trademark Office. In the opinion of management, the Company's trademark position is protected in all its business markets. Additionally, M&L markets its outerwear under the OshKosh B'GoshR and Bon JourR brand names, which it licenses.

SEASONALITY

     Sales of women's and children's outerwear are seasonal. Historically, Andy Johns, Mackintosh, M&L and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results for a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from dependence on consumer reactions to weather patterns, which have recently had a material effect on the Company's sales and profitability.

ENVIRONMENTAL REGULATION

     The Company is subject to certain federal, state and local environmental laws and regulations. Compliance with environmental laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position in the past and is not expected to have a material effect on the Company's future operations.

EMPLOYEES

     As of December 31, 1995 and March 1, 1996, the Company employed approximately 2,175 and 667 persons, respectively. None of the Company's employees are represented by a labor union, except the Philippines manufacturing subsidiaries owned by M&L (Unidex, Watersports, Teri and GES), which are represented by seven labor unions. As previously stated, the Philippines operations ceased as of March 1, 1996. The Company considers its relations with employees to be satisfactory.

ITEM 2.   PROPERTIES

     The following table describes, as of December 31, 1995, the operating facilities owned or leased by the Company containing an aggregate of approximately 671,200 square feet. Management believes that all of the Company's facilities are adequate for their respective purposes.


[CAPTION]


                         Annual
Approximate    Square    Lease     Expiration   Principal
Location       Feet      Rental    Date         Use


Arlington, GA  100,000   (1)       (1)       Administrative offices
                                             and manufacturing
                                             facility
                                             for Varon

Atlanta, GA          500 $ 13,000  December, Showroom for M&L
                                   1997

Calamba           5,400  $ 19,000  September Administrative
Laguna,                            2004      office and
Philippines                                  manufacturing facility
                                             for GES

Chicago, IL     24,300   $234,000  March,    Administrative office
                                   1997      for M&L

Clifton, NJ      8,600   $123,000  July,     Administrative offices
                                   1998

Colquitt, GA    15,000   $ 30,000  December, Manufacturing facility
                                   1996      for Varon

Hong Kong        8,000   $141,000  February, Administrative office
                                   1998      for M&L

Lipa City,      21,500   $ 31,000  September, Administrative office

Batangas,                          2004      and manufacturing
Phillipines                                  facility for
                                             Watersports

Los Angeles,       500   $ 12,000  September, Showroom for M&L
CA                                 1996

Metro Manila,  153,100   $277,000  December  Administrative office
Philippines                        1998      and manufacturing
                                             facility for Unidex

New Bedford,    48,700   $ 92,000  December  Manufacturing facility
                                   1996      for Mackintosh

New York, NY    33,900   $600,000  September Showrooms
                                   1996, May
                                   1998,
                                   December
                                   2003 and
                                   July 2005

Newton, GA      30,000   $ 36,000  July 1997 Warehousing facilities
                                             for Varon

Rajagiriya,      5,500   $  2,600  June 1997 Administrative office
Sri Lanka                                    for M&L

San Pedro       25,000   $141,000  July 2000 Manufacturing facility
Sula, Honduras                               for Varon

Seattle, WA    191,200   $603,000  March     Warehousing facilities
                                   2002      for M&L




     (1)  Owned by the Company; subject to mortgages.

     The Company owns substantially all of its machines, equipment and office fixtures, which are well maintained and satisfactory for the purposes intended.





ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation. No litigation in which the Company is presently involved is material to its financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


















PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common stock is traded on the American Stock Exchange. The following table sets forth the range of high and low sales prices of the Common stock, as reported by the American Stock Exchange, for each quarterly period during the past two fiscal years:

MARKET PRICES


[CAPTION]


                         High                Low

          1995

     First Quarter       $2 1/2              $1 3/4
     Second Quarter       2 1/8               1 1/2
     Third Quarter        1 13/16             1 3/16
     Fourth Quarter       1 3/8                 3/4

          1994

     First Quarter       $3 11/16            $2 1/4
     Second Quarter       3 1/4               2 1/8
     Third Quarter        2 7/8               2 3/8
     Fourth Quarter       2 15/16             2 1/4




APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The Company had 1,355 holders of record of Common stock as of February 29, 1996.

DIVIDENDS

     The Company did not pay cash dividends on its common equity during the fiscal years ended 1995, 1994 and 1993. The Company is restricted from making any cash dividend payments under its credit agreements with various commercial banks.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below of the Company and its subsidiaries, as of and for each of the five years in the period ended December 31, 1995, are derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with such Consolidated Financial Statements and related notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.










































                     BISCAYNE APPAREL, INC.
                     Selected Financial Data

              (In Thousands, Except Per Share Data)
             At and For the Years Ended December 31,

[CAPTION]


               1995      1994      1993      1992      1991

Financial
Data

Net sales....  $100,294  $72,350   $65,258   $57,906   $53,467

Operating income
(loss)........   (5,261)   4,960     4,053     1,737      (456)

Earnings from
continuing
operations, less
applicable income
taxes.........   (6,127)   2,048     3,687       (34)     (672)

Cumulative effect
of change in
accounting for
income taxes......  -        -         208         -       -

Extraordinary
items.........      -        -         -         104        24

Net earnings
(loss).....      (6,127)   2,048     3,895        70      (648)


Working
capital..      $ 19,559  $23,167   $16,148   $12,045   $11,630

Total assets..   61,742   60,578    34,791    31,015    34,003

Long-term
debt........     12,694    7,944     6,444     6,444     6,467

Stockholders'
equity........ $ 19,835   25,881    19,560    15,597    15,484



Earnings (loss)
per common share: (1)

Earnings (loss)
from continuing
operations.... $  (0.57) $  0.21   $  0.41   $   -     $(0.07)

Cumulative effect
of change in
accounting for
income taxes..      -         -       0.02       -          -

Extraordinary
items......         -         -         -       0.01        -


Net earnings
(loss) per
common share.. $  (0.57) $  0.21   $  0.43   $  0.01    $(0.07)


Other Per Share Data:
Book value.... $   1.85  $  2.41   $  2.18   $  1.79   $  1.79

Weighted average
number of shares
and share
equivalents
outstanding... 10,734    9,652     9,049     8,724     8,687



(1) Earnings per common share are based on the weighted average number of shares and share equivalents outstanding.



















ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

OPERATIONS

     Net sales were $100,294,000, $72,350,000 and $65,258,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The 1995 increase of $27,944,000 includes a $44,739,000 increase in M&L's sales, a $3,886,000 increase in Varon's sales, offset by Andy Johns realizing a decrease of $17,634,000 in sales and Mackintosh realizing a decrease of $3,047,000 in sales. M&L was acquired on November 30, 1994.

     A significant portion of the decrease in Andy Johns' sales in 1995 was the result of Wal-Mart, its largest 1994 private label customer, which represented $12,700,000 of Andy Johns' 1994 sales, refraining from ordering any goods in 1995. Sales to this customer, along with other Andy Johns and Mackintosh customers, reflected the significant impact that the warm 1994-1995 winter had on 1995 outerwear coat sales. This factor resulted in high levels of inventory carryover from 1994 to 1995. The problem was exacerbated as stagnant apparel sales and warm weather continued into the 1995 season and prompted retailers to reduce their Fall 1995 programs. The Company increased its product development and sales staff to enhance sales. The initial 1996 results of these investments are reflected in the current backlog discussed below.

     The 1994 11% sales increase was the result of the addition of M&L in November 1994 plus sales increases in all subsidiaries. In particular, Mackintosh experienced a 23% sales increase and Varon an 11% sales increase, primarily due to the introduction of new product lines. Andy Johns sales increased by 2% in 1994.

     Cost of goods sold was $80,121,000 (80% of net sales), $51,697,000 (71% of net sales) and $46,637,000 (71% of net sales)
for the years ended December 31, 1995, 1994 and 1993, respectively. Cost of goods sold increased in 1995 due to Andy Johns and Mackintosh selling off unsold inventory at low margins due to the effects of weather and the related softness of retail sales; Varon sustaining higher raw material costs, primarily cotton and labor costs; and M&L realized operating losses from its Philippines subsidiaries due to labor cost increases and production inefficiencies. These factors resulted in the Company expensing inventory markdowns of $4,374,000, during the 1995 fourth quarter, compared to $179,000 during the 1994 fourth quarter.

     M&L's Philippines subsidiaries ceased operations on March 1, 1996, and Varon closed two of its domestic manufacturing facilities in late 1995. M&L will transfer the Philippines production to China and Indonesia, while Varon will transfer the domestic production to its new Honduran facility. These actions, the addition of new product development and sales personnel, and the positive effect of the severe winter experienced from late December 1995 to March 1996, should improve the Company's prospects for better net sales and gross margins in 1996.

     Cost of goods sold, as a percentage of net sales, remained relatively constant in 1994 compared to 1993, due to controlled imported and domestic production costs.

     Selling, general and administrative ("S,G&A") expenses were $25,434,000 (25% of net sales), $15,693,000 (22% of net sales)
and $14,568,000 (22% of net sales), for the years ended December 31, 1995, 1994 and 1993, respectively. S,G&A expenses increased to 25% of net sales due to lower sales volume at Andy Johns and Mackintosh. However, the 1995 S,G&A expenses actually decreased by $2,002,000 from the 1994 pro-forma S,G&A expenses, which assumed M&L was acquired as of January 1, 1994. The Company has taken strategic actions to further reduce S,G&A expenses including the reduction of personnel and operating expenses throughout the Company; consolidation of administration functions and operating divisions and consolidation of domestic outerwear warehousing and distribution.

     The relatively constant percentage of S,G&A as a percentage of sales (22%) for 1994 versus 1993 is a result of reductions in overall S,G&A costs, offset by the inclusion of M&L from November
1994.

     The apparel industry historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. The Company believes that the weakness of retail sales of outerwear in 1995 adversely affected its operating results, and believes that its operating results will continue to be adversely affected as long as this weakness continues. In addition, various retailers, including some of Biscayne's customers, have experienced financial difficulties during recent years which have increased the risk of extending credit to such retailers.

OTHER

     Interest and other expenses were $3,805,000, $1,673,000 and $1,352,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Interest expense was $3,715,000, $1,662,000 and $1,349,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Interest expense increased in 1995 and 1994 due to higher interest rates and increased borrowings from higher inventory levels, 1995 losses and increased M&L acquisition debt. Interest expense increased in 1994 versus 1993 due to higher interest rates, increased bank borrowings and increased debt from the M&L acquisition. Other expenses were $90,000, $11,000 and $3,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The 1995 and 1994 other expense amounts relate to losses on disposal of assets.

     Interest and other income was $109,000, $115,000, and $106,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in interest and other income in 1994 versus 1993 is primarily due to the addition of M&L.

     In March 1994, the Company paid $1,500,000 for a 20% interest in Hartwell Sports, Inc. ("Hartwell"), a manufacturer of casual shirts and jackets. The investment resulted in the Company recognizing $122,000 and $5,000 of equity in the income from Hartwell in 1995 and 1994, respectively. On March 27, 1996, the Company sold its 20% interest in Hartwell for $1,750,000. Proceeds will be used to reduce notes payable to banks.

     On November 30, 1994, the Company acquired M&L International, Inc. ("M&L"). The Company paid $1,723,500 in cash, retired $2,064,000 of M&L's existing debt, assumed $1,500,000 of Junior Subordinated Sub Notes, issued $776,500 of Bridge Notes and issued 1,666,997 shares of its common stock in connection with the acquisition. The Acquisition has been accounted for under the purchase method of accounting, therefore, M&L's operating results are included with the Company's from November 30, 1994.

     In order to finance the acquisition of M&L, the Company borrowed $4,776,000 in accordance with a 12% Senior Subordinated Bridge Note Purchase Agreement, (the "Bridge Notes"). In connection with the Bridge Note Purchase Agreement, the Company paid an origination fee to the Bridge Note holders in the amount of $191,000 (4% of the principal amount of the Bridge Notes). The Bridge Notes were paid off on March 16, 1995.

     In connection with the acquisition of M&L, the Company assumed $1,500,000 aggregate principal amount of M&L's junior subordinated indebtedness (the "Junior Sub Notes") payable to two senior executives of M&L. The Junior Sub Notes required quarterly interest payments at a rate of 13% with principal due on December 15, 1999. The Junior Sub Notes were paid off on March 16, 1995.

     In March 1993, the Company sold its 18.5% limited partnership interest in SP Industries Limited Partnership to the partnership and recognized a gain of $3,100,000.

INCOME TAXES

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes". The cumulative effect of this change in accounting principle amounted to $208,000, which was recorded in 1993.


EFFECT OF INFLATION AND SEASONALITY

     The Company believes that inflation will not significantly affect its profit margins or have a material effect on the prices of other goods and services used in its business operations. Further, in connection with recent increases in wool and cotton raw material costs, the Company will seek additional offshore production opportunities.

     Sales of women's and children's outerwear are seasonal. Historically, Andy Johns, Mackintosh, M&L and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results which might be expected during a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from dependence on consumer reactions to weather patterns, which have recently had a material effect on the Company's sales and profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $312,000 and $4,178,000 at December 31, 1995 and 1994, respectively. At December 31, 1995, the Company's working capital was $19,559,000, representing a current ratio of 1.68 to 1.00. This compares to working capital of $23,167,000 and a current ratio of 1.89 to 1.00 at December 31, 1994. The change in cash, working capital and the current ratio was primarily a result of the losses sustained in 1995.

     As presented in the Consolidated Statement of Cash Flows for the year ended December 31, 1995, the decrease in cash and cash equivalents in 1995, versus 1994, was due to the losses sustained in 1995, increases in inventories, decreases in accounts payable and accrued liabilities and capital expenditures, offset by increased borrowings under notes payable to banks.

     At December 31, 1994, the Company had a $32,000,000 uncommitted credit agreement (the "BAI Agreement") with several commercial banks. Under the BAI Agreement, the aggregate amount of all loans, advances and acceptances outstanding at any time could not exceed $22,600,000, with the remainder available to fund letters of credit. The BAI Agreement was retired on March 16, 1995 with proceeds from the new Revolver (see below).

     In connection with the acquisition of M&L, M&L entered into a three year committed revolving credit agreement with a bank ("The M&L Agreement"), which the Company guaranteed. The M&L Agreement provided for an aggregate credit facility of $23,000,000, which included international letters of credit, bankers' acceptances, steamship guarantees and standby letters of credit and limited revolving loans to $3,500,000. The M&L Agreement was retired on March 16, 1995 with proceeds from the new Revolver (see below).

     The Company has entered into an agreement with several banks (the "Loan Agreement") for a $56,000,000 two year committed revolving credit facility (the "Revolver") and a $7,500,000 four year term loan (the "Term Loan"), which replaced the existing 1994 BAI Agreement and the M&L Agreement, and was used to repay the Bridge Notes, Junior Subordinated Notes, and other related costs associated with the M&L acquisition. The Revolver is available for loans, letters of credit and letters of indemnity.

     In March 1996, the Loan Agreement was amended to reduce the Revolver to $50,000,000; increase the interest rate under Revolver borrowings to prime plus 1.0%, or prime plus 1.25% during agreed upon collateral overadvance periods; increase the interest rate under the Term Loan to prime plus 2.00% or Libor plus 4.50% on outstanding borrowings; require additional fees of $200,000 and provide for the issuance of warrants to the banks to purchase 400,000 shares of the Company's common stock for an exercise price of $1.00 per share. The warrants are exercisable at any time on or after March 31, 1998, except that the warrants will be canceled, if prior to March 31, 1998, the Company repays the Term Loan through the sale of assets or operations, or if the Term Loan is reduced to $1,250,000, or lower, through operating cashflows or the infusion of additional equity or subordinated debt.

     The Revolver is collateralized by all of the Company's assets, excluding Mackintosh's domestic inventory and Varon's domestic raw materials and work-in-process inventories, and including all trademarks. Additionally, the Revolver contains various financial covenants, reporting requirements and limits capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.

     Capital expenditures for the year ended December 31, 1995, decreased to $941,000 from $1,090,000 in 1994 primarily due to 1994 purchases of machinery relating to the expansion of Varon's
Arlington, Georgia facility and increased 1994 expenditures relating to the new Andy Johns and Mackintosh New York showrooms.

     On March 27, 1996, the Company sold its 20% interest in
Hartwell for $1,750,000. Proceeds will be used to reduce notes payable to banks.

     The Company expects that cash on hand, investments in short-term securities, cash from operations and borrowings under its new revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-24 of this Form 10-K, incorporated herein by reference.




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreements on accounting or financial disclosure with its accountants required to be reported hereunder.


PART III

ITEMS 10, 11, 12 AND 13.

     The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement which involves the election of directors and will be filed with the Commission within 120 days after the end of the fiscal year.























PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  1.   Financial Statements:

               An index to the financial statements appears on Page F1, which index is incorporated herein by reference.

          2.   Financial Statement Schedules:

               An index to the financial statement schedules appears on Page F1, which index is incorporated herein by reference.

          3.   Exhibits:

               (An asterisk to the left of an exhibit number denotes a management contract or compensatory arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.)

               2.1 Subscription and Stock Purchase Agreement between HSD Acquisition Corporation and the Registrant, dated as of February 28, 1994, incorporated by reference to Exhibit 2.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

               2.2 Shareholders' Agreement and Plan of Merger, dated as of March 4, 1994, by and among Trivest Institutional Fund, Ltd., Trivest Investors Fund, Ltd., Blue Sky Partners, the Registrant and HSD Acquisition Corporation, incorporated by reference to Exhibit 2.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

               2.3 Agreement and Plan of Merger, dated as of November 1, 1994, by and among the Registrant and M&L Acquisition Corp. and New M&L Holding, Inc., incorporated by reference to Exhibit 2.1 filed with the Registrant's Quarterly Report on Form 8-K, filed December 14, 1994.

               2.4 Company Shareholders Agreement, dated as of November 1, 1994, by and among the Registrant and M&L Acquisition Corp. and New M&L Holding, Inc. and certain Company shareholders, incorporated by reference to Exhibit 2.2 filed with the Registrant's Quarterly Report on Form 8-K, filed December 14, 1994.

               2.5 Escrow Agreement, dated as of November 1, 1994, by and among Gordon and Einstein, Ltd., the Registrant and M&L Acquisition Corp., New M&L Holding, Inc., Odyssey Partners, L.P., Merrill Lynch Capital Corporation, Gregg H. Feinstein, Steven M. Friedman, Kurt C. Gutfreund and Eugene S. Weiner, incorporated by reference to Exhibit 2.3 filed with the Registrant's Quarterly Report on Form 8-K, filed December 14, 1994.

               2.6 Registration Rights Agreement, dated as of November 30, 1994, among the Registrant, the Federal Deposit Insurance Corporation, as Receiver for Goldome FSB, Odyssey Partners, L.P., Merrill Lynch Capital Corporation, Gregg
                    H. Feinstein, Steven M. Friedman, Kurt C.
                    Gutfreund and Eugene S. Weiner, incorporated by reference to Exhibit 2.4 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

               2.7 Note Modification Agreement, dated as of November 30, 1994, between the Registrant, M&L International, Inc., and Kurt C. Gutfreund, incorporated by reference to Exhibit 2.5 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

               2.8 Note Modification Agreement, dated as of November 30, 1994, between the Registrant, M&L International, Inc. and Eugene S. Weiner, incorporated by reference to Exhibit 2.6 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

               2.9 Stock Purchase Agreement, dated September 13, 1994, between New M&L Holding, Inc. and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.7 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

               3.1 Registrant's Amended and Restated Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

               3.2 Registrant's Bylaws, as amended, incorporated by reference to Exhibit 3.2 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

               4.1 Form of stock certificate evidencing ownership of the Registrant's Common Stock, incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1994.

               4.2 Indenture of the Registrant to First Union National Bank of Florida as successor in interest to Southeast Bank, N.A., dated as of December 5, 1989, $9,014,700 Principal Amount of 13% Subordinated Notes due December 15, 1999, filed with the Registrant's Registration Statement on Form S-2 (No. 33-32161), incorporated by reference to Exhibit 10.1 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

          *10.1 Amended and Restated Management Agreement, dated as of November 30, 1994, by and between the Registrant and Trivest, Inc., incorporated by reference to Exhibit 10.1 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

           10.2 Form of Amended and Restated Indemnification Agreement entered into between the Registrant and its directors and certain of its officers, incorporated by reference to Exhibit 10.36 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

          *10.3 1994 Stock Option Plan of Registrant with form of Stock Option Agreement, incorporated by reference to Exhibit 10.3 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

          *10.4     1987 Stock Option Plan for Biscayne Apparel,
                    Inc., incorporated by reference to Exhibit
                    10.3 filed with the Registrant's Registration
                    Statement on Form S-8 (No. 33-20871).


          *10.5 Form of Stock Option Agreement entered into between the Registrant and optionees, incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-8 (No. 33-20871).

          *10.6 Amended and Restated 1990 Stock Option Plan for Biscayne Apparel, Inc., incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-8 (No. 33-41139).

          *10.7 Form of Stock Option Agreement entered into between the Registrant and optionees incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-8 (No. 33-41139).

          *10.8 Compensation Plan With Respect to Certain Executive Officers, dated as of March 17, 1992, between the Registrant and certain of its officers incorporated by reference to
                    Exhibit 10.11 filed with the Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1992.

           10.9 Domestic License Agreement by and between Bon Jour Group, Ltd. and M & L International, Inc., dated as of January 25, 1995, incorporated by reference to Exhibit 10.4 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

           10.10 Agreement of Lease, dated July 16, 1990, between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashions Division), with term commencing February 15, 1993, incorporated by reference to Exhibit 10.24 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

           10.11 First Amendment, dated August 21, 1990, to the Sub-Lease Agreement between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashions Division), incorporated by reference to Exhibit 10.25 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.


           10.12 Second Amendment, dated May 25, 1993, to the Sublease Agreement between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           10.13 Lease Agreement, dated February 18, 1992, by and between The Miller County Development Authority and Biscayne Apparel, Inc. (Amy Industries), incorporated by reference to
                    Exhibit 10.32 filed with the Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1991.

           10.14 Sublease Agreement, dated August 1, 1993, between Ithaca Industries, Inc. and Biscayne Apparel, Inc. (Varon Division), incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           10.15 Lease Agreement, dated May 12, 1993, between Dah Chong Hong Trading Corp. and Biscayne Apparel, Inc. (Varon Division), incorporated by reference to Exhibit 10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           10.16 Lease Modification Agreement, dated September 30, 1993, between Dah Chong Hong Trading Corp. and Biscayne Apparel, Inc. (Varon Division), incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           10.17 Indenture Agreement by and between Clark's Cove Realty, Co. and Mackintosh of New England Co., dated June 17, 1991, incorporated by reference to Exhibit 10.35 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

           10.18 Indenture Agreement, dated December 30, 1992, between Clark's Cove Realty Co. and Mackintosh of New England Co., incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           10.19 Lease Agreement, dated February 18, 1993, between The Arsenal Company and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           10.20 Modification Agreement, dated June 23, 1993, between the Arsenal Company and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to Exhibit 10.28 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           10.21 Lease Agreement between S.A.I. Realty Trust and Mackintosh of New England Co., commencing on August 1, 1992, incorporated by reference to Exhibit 10.36 filed with the Registrant's Annual Report on form 10-K for the year ended December 31, 1992.

           10.22 Unsecured Promissory Note from Quality Prints, Inc. to E&B Acquisition, Inc., Elliot Estes and Becky Estes, in the amount of $150,000, dated November 24, 1994, incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

           10.23 License Agreement between OshKosh B'Gosh, Inc. and M&L International, Inc., dated September 16, 1994, incorporated by reference to Exhibit
                    10.30 filed with the Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1994.

          *10.24    Employment Agreement between M&L
                    International, Inc. and Kurt C. Gutfreund, dated as of November 30, 1994, incorporated by reference to Exhibit 10.31 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

           10.25 Credit Agreement, dated March 16, 1995, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent, incorporated by reference to Exhibit
                    10.32 filed with the Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1994.

           10.26 First Amendment to Revolving Credit and Term Loan Agreement, dated as of June 1, 1995, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent. (1)

           10.27 Second Amendment to Revolving Credit and Term Loan Agreement, dated as of November 1, 1995, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent. (1)

           10.28 Amendment to Credit Agreement, dated as of January 31, 1996, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent. (1)

           10.29 Fourth Amendment to Credit Agreement and Waiver, dated as of February 14, 1996, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent. (1)

           10.30 Fifth Amendment to Credit Agreement, dated as of March 5, 1996, among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent. (1)

           10.31 Sublease Agreement, dated January 1, 1996, between Richland Mills, Inc., as sublandlord and Varon (a division of Biscayne Apparel International, Inc.) as subtenant. (1)

           10.32    Lease Agreement, dated June 10, 1995, between
                    Buena Vista Export Processing Zone (ZIP Buena
                    Vista, S.A.) and Amy Industries de Honduras,
                    S.A., de C.V. (1)


          11        Statement re: Computation of Per Share
                    Earnings. (1)

          21        Subsidiaries of the Registrant. (1)

          24        Consent of Coopers and Lybrand. (1)



(1) Filed herewith

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

(c)       Not applicable.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                   BISCAYNE APPAREL, INC.



Date:  March 28, 1996         By: /s/ Peter Vandenberg, Jr.
                              Peter Vandenberg, Jr.
                              Vice President, Treasurer and
                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 28, 1996         By: /s/ Earl W. Powell
                                   Earl W. Powell
                                   Chairman


Date:  March 28, 1996         By: /s/ Peter Vandenberg, Jr.
                                   Peter Vandenberg, Jr.
                                   Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)


Date:  March 28, 1996         By: /s/ Phillip T. George, M.D.
                                   Phillip T. George, M.D.
                                   Vice Chairman


Date:  March 28, 1996         By: /s/ John E. Pollack
                                   John E. Pollack
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)

Date:  March 28, 1996         By: /s/ Harold E. Berritt
                                   Harold E. Berritt
                                   Director




Date:  March 28, 1996         By: /s/ Joseph B. Gildenhorn
                                   Joseph B. Gildenhorn
                                   Director


Date:  March 28, 1996         By: /s/ Kurt C. Gutfreund
                                   Kurt C. Gutfreund
                                   Director


Date:  March 28, 1996         By: /s/ John W. Partridge
                                   John W. Partridge
                                   Director


Date:  March 28, 1996         By: /s/ James J. Pinto
                                   James J. Pinto
                                   Director















                     BISCAYNE APPAREL, INC.

                  INDEX TO FINANCIAL STATEMENTS

                          (Item 14 (a))


Biscayne Apparel, Inc.                                    Page

Report of Independent Accountants                          F-2

Consolidated balance sheets at December 31, 1995           F-3
  and 1994

Consolidated statements of operations for each of the      F-4
  three years in the period ended December 31, 1995

Consolidated statements of stockholders' equity for        F-5
  each of the three years in the period ended
  December 31, 1995

Consolidated statements of cash flows for each of the      F-6
  three years in the period ended December 31, 1995

Notes to consolidated financial statements               F-7 to
                                                          F-19
Consolidated financial statements schedules:

    Schedule I      -  Condensed financial information   F-20 to
                       of registrant                       F-23


    Schedule II     -  Valuation and qualifying accounts  F-24





All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.











            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Biscayne Apparel, Inc.:

    We have audited the consolidated financial statements and the financial statement schedules of Biscayne Apparel, Inc., and subsidiaries as of December 31, 1995 and 1994, and for the years in the period ended December 31, 1995 listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biscayne Apparel, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.




Parsippany, New Jersey
February 23, 1996, except for the first paragraph of Note 2, for which the date is March 27, 1996 and Note 6, for which the date is March 28, 1996.



BISCAYNE APPAREL, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 1995 and 1994
(Dollars in thousands)

[CAPTION]


ASSETS                                         1995      1994
Current assets:
 Cash and cash equivalents.................   $   312   $ 4,178
 Trade accounts receivable, less allowances of
    $1,967 in 1995 and $1,754 in 1994......    18,271    21,009
 Inventories...............................    25,890    22,584
 Federal income tax receivable.............     1,969         -
 Prepaid expenses and other................     1,972     1,573
           Total current assets.............   48,414    49,344
Property, plant and equipment, net..........    3,652     2,984
Investment in Hartwell Sports, Inc..........    1,627     1,505
Goodwill, net...............................    6,072     5,202
Other assets, net...........................    1,977     1,543
                                              $61,742   $60,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................   $ 3,841   $ 6,060
 Accrued liabilities.......................     5,914     6,841
 Notes payable to banks....................    17,850     8,500
 Current portion of long-term debt.........     1,250         -
 Senior subordinated bridge notes..........         -     4,776

           Total current liabilities.......    28,855    26,177

Subordinated notes..........................    6,444     7,944
Long-term debt..............................    6,250         -
Other liabilities...........................      358       576

Commitments and contingencies...............        -         -

Stockholders' Equity:
 Common stock...............................      107       102
 Additional paid-in capital.................   26,309    25,225
 Unearned stock award.......................     (135)     (203)
 Retained earnings (deficit)................   (6,446)      757

           Total stockholders' equity.......   19,835    25,881

                                              $61,742   $60,578
                     See accompanying notes.



BISCAYNE APPAREL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1995,
 1994 and 1993
(Dollars in thousands,
except per share amounts)

[CAPTION]


                                       1995        1994      1993

Net sales                       $   100,294  $   72,350  $ 65,258

Operating costs and expenses:
 Cost of goods sold                 80,121       51,697    46,637
 Selling, general
  and administrative                 25,434     15,693     14,568

                                    105,555      67,390    61,205


Operating income (loss)              (5,261)      4,960     4,053

Other income and (expenses):
 Interest and other expenses         (3,805)     (1,673)   (1,352)
 Interest and other income              109         115       106
 Equity in and gain on sale
    of investees                        122           5     3,100


Earnings (loss) before
  provision (benefit) for
  income taxes and cumulative
  effect of change in accounting
  for income taxes                   (8,835)      3,407     5,907

Provision (benefit)
  for income taxes                   (2,708)      1,359     2,220


Earnings (loss) before cumulative
  effect of change in accounting
  for income taxes                   (6,127)      2,048     3,687


Cumulative effect of
change in accounting
for income taxes                                         $    208


Net earnings (loss)             $    (6,127)  $   2,048  $  3,895


Earnings (loss)
 per common share:
   Earnings (loss) before
   cumulative effective
   of change in accounting
   for income taxes              $    (0.57)   $   0.21  $   0.41

 Cumulative effect of change
 in accounting for income taxes                    0.02

Net earnings (loss)              $   (0.57)     $  0.21  $   0.43

Shares used in
computing earnings
(loss) per common share          10,733,551   9,651,637   9,048,562



                                 See accompanying notes.
























BISCAYNE APPAREL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 1995, 1994 and 1993
(Dollars in thousands)

[CAPTION]


                                           Additional  Unearned
                                  Common    Paid-in      Stock
                                  Stock     Capital      Award

Balance at December 31, 1992    $    79      $19,502    $    -

Issuance of 225,000 shares
   of common stock due to
   unearned stock award               2          336      (270)
Net earnings                          -            -         -

Balance at December 31, 1993         81       19,838      (270)

Issuance of 400,440 shares of
   common stock due to stock
   dividend                           4        1,198         -
Issuance of 1,666,997 shares of
   restricted common stock due
   to acquisition of M&L Interna-
   tional, Inc.                      17        4,150         -
Exercise of employee stock
   options                            -           39         -
Amortization of unearned stock
   award                              -            -        67
Net earnings                          -            -         -

Balance at December 31, 1994        102       25,225      (203)

Issuance of 505,862 shares of
   common stock due to stock
   dividend                           5        1,071         -
Exercise of employee stock
   options                            -           13         -
Amortization of unearned
   stock award                        -            -        68
Net earnings (loss)                   -            -         -


Balance at December 31, 1995     $  107      $26,309   $  (135)


(continued)

                                Retained
                                Earnings    Treasury
                               (Deficit)       Stock      Total


Balance at December 31, 1992    $(3,984)     $     -    $15,597

Issuance of 225,000 shares
   of common stock due to
   unearned stock award               -            -         68
Net earnings                      3,895            -      3,895

Balance at December 31, 1993        (89)           -     19,560


Issuance of 400,440 shares of
   common stock due to stock
   dividend                      (1,202)           -          -
Issuance of 1,666,997 shares of
   restricted common stock due
   to acquisition of M&L Interna-
   tional, Inc.                       -            -      4,167
Exercise of employee stock
   options                            -            -         39
Amortization of unearned
   stock award                        -            -         67
Net earnings                      2,048            -      2,048

Balance at December 31, 1994        757            -     25,881

Issuance of 505,862 shares of
   common stock due to stock
   dividend                      (1,076)           -          -
Exercise of employee stock
   options                            -            -         13
Amortization of unearned
   stock award                        -            -         68
Net earnings                     (6,127)           -     (6,127)

Balance at December 31, 1995    $(6,446)       $   -    $19,835











BISCAYNE APPAREL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1995, 1994 and 1993
(Dollars in thousands)

[CAPTION]



                                   1995      1994      1993
Operating activities:
Net earnings (loss)              $ (6,127) $  2,048  $  3,895
  Adjustments to reconcile net
   earnings to net cash provided
   by (used in) operating
   activities:
  Noncash stock compensation
   expense                             68        67        68
  (Gain) loss on sale of assets        91        (2)     (302)
  Equity in net income of
   investees                         (122)       (5)        -
  Gain on sale and refinancing
   of equity investee                   -         -    (3,100)
  Cumulative effect of change in
   accounting for income taxes          -         -      (208)
  Depreciation expense                584       409       384
  Amortization expense                (35)      230       398
  Provision for losses and sales
   allowances on receivables        4,584     3,558     3,750

  (Increase) decrease in
   operating assets:
     Trade accounts receivable     (1,846)   (1,151)   (9,299)
     Inventories                   (3,737)   (4,901)   (1,253)
     Prepaid expenses and other      (410)     (613)      109
     Federal income tax
      receivable                   (1,969)        -         -
     Other assets                    (499)      583      (138)

  Increase (decrease) in operating
   liabilities:
     Accounts payable              (2,398)    1,994       557
     Accrued liabilities           (1,178)   (1,476)    2,119
     Other liabilities               (501)      269        83

     Net cash (used in) provided
      by operating activities     (13,495)    1,010    (2,937)

Investing activities:
  Proceeds from net sale of
   assets                               9        15       452
  Capital expenditures               (941)   (1,090)     (537)
  Purchase of subsidiary, net
   of cash acquired                     -     1,858         -
  Investment in Hartwell
   Sports, Inc.                         -    (1,500)        -
  Proceeds from sale and
   refinancing of equity
  investee                              -         -     3,100

     Net cash (used in) provided
      by investing activities        (932)     (717)    3,015

Financing activities:
  Payments under notes payable
   to banks                       (72,155)  (66,845)  (27,842)
  Borrowings under notes payable
   to banks                        81,505    69,160    25,292
  Proceeds from term loan           7,500         -         -
  Repayment of subordinated
   notes                           (6,276)        -         -
  Principal payments on capital
   leases                             (26)      (37)    (239)
  Proceeds from exercise of employee
     stock options                     13        39         -

     Net cash provided by (used
      in) financing activities     10,561     2,317    (2,789)

Net (decrease) increase in cash
 and cash equivalents              (3,866)    2,610    (2,711)

Cash and cash equivalents at
 beginning of year                  4,178     1,568     4,279

Cash and cash equivalents at
 end of year                     $    312  $  4,178  $  1,568


See accompanying notes.










           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1995, 1994 and 1993

1.  Summary of Significant Accounting Policies

Basis of presentation

     The consolidated financial statements of Biscayne Apparel, Inc. (the "Company" or "BAI") include the accounts of the parent company, Biscayne Apparel, Inc., and its wholly-owned subsidiaries,

Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L"), which was acquired in 1994 (see Note
2), and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri and GES ceased operations due to operating losses caused by labor increases and production inefficiencies. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co., Mackintosh (U.K.) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. The Company holds a 20% interest in Hartwell Sports, Inc. and accounts for investments in less than 50% owned affiliates, over which it exercises significant influence, under the equity method in accordance with Accounting Principle Board Opinion No. 18. All material intercompany balances and transactions have been eliminated. Certain amounts in the 1994 and 1993 financial statements and related notes have been reclassified to conform with the 1995 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of these investments approximate fair market value due to their short-term maturities.

Inventories

     Inventories are stated at the lower of cost, (first-in, first-out) (FIFO) or market, for all subsidiaries except M&L, which inventory is stated at lower of cost, (last-in, first-out) (LIFO), or market.


Property, plant and equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements are capitalized. When capital assets are retired or disposed, the asset and related accumulated depreciation accounts are adjusted accordingly, and any gain or loss is recorded.

Goodwill

     Goodwill and negative goodwill are amortized on a straight-line basis over forty years from the date of acquisition. Accumulated amortization was approximately $1,812,000, net of $12,000 of negative goodwill amortization relating to the M&L acquisition, (see Note 2), at December 31, 1995 and $1,606,000, net of $5,000 of negative goodwill amortization, at December 31, 1994.

Debt

     The estimated fair market value of notes payable to banks and long-term debt approximate their carrying value, since, in accordance with the Company's loan agreement with several banks, these obligations are subject to fluctuating market rates of interest and can be settled at any time at the fair market value rate. The fair market value of the Company's Subordinated Notes is estimated to be below par value based on nominal trading activity.

Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which requires the liability method for computing deferred income taxes. Deferred income taxes are recognized for the effect of temporary differences between the financial and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not, that some portion of the deferred tax assets will not be realized.

Earnings per common share

     Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common stock equivalents include incremental shares from the exercise of stock options and warrants under the treasury stock method. For the years ended December 31, 1994 and 1993, fully diluted earnings per common share approximate primary earnings per common share. All prior period earnings per common share amounts have been restated due to the Company's stock dividends in 1995 and 1994 (see Note 9).

Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial condition. At December 31, 1995, the Company had no significant concentrations of credit risk due to a large, geographically dispersed customer base. For the year ended December 31, 1995, one customer accounted for approximately 11% of total sales. For the years ended December 31, 1994 and 1993, respectively, approximately 34% and 21% of the Company's total sales were from two major customers. These customers represented 19% and 15% of total sales in 1994 and 10% and 11% of total sales in 1993.

2.  Acquisitions/Dispositions

     On March 4, 1994, the Company paid $1,500,000 for a 20% interest in Hartwell Sports, Inc. ("Hartwell"), a manufacturer of casual shirts and jackets. On March 27, 1996, the Company sold its 20% interest in Hartwell for $1,750,000. Proceeds from the sale will be used to reduce notes payable to banks.

     On November 30, 1994, the Company acquired M&L International, Inc. ("M&L"), a Chicago-based designer, manufacturer and marketer of infants', toddlers' and children's outerwear, sportswear and swimwear, with showrooms in Chicago, New York, Atlanta and Los Angeles and manufacturing and sourcing operations in the Philippines, Hong Kong, Bangladesh and Sri Lanka ("the Acquisition").

     The Company paid $1,723,500 in cash, retired $2,064,000 of M&L's existing debt, assumed $1,500,000 of Junior Subordinated Sub Notes (see Note 8), issued $776,500 of Bridge Notes and issued 1,666,997 shares of its common stock in connection with the Acquisition. The Acquisition has been accounted for under the purchase method of accounting. Therefore, M&L's operating results are included with the Company's from November 30, 1994.

The following table summarizes the cash payment relating to the acquisition of M&L (in thousands):

     Fair value of assets acquired................  $ 20,755
     Less: liabilities assumed....................    (9,636)
     Less: cash acquired..........................    (2,173)
     Total purchase price less cash acquired......     8,946
     Less: debt issued............................    (6,637)
     Less: common stock issued....................    (4,167)
     Purchase of M&L, net of cash acquired........  $ (1,858)

     The excess of net assets acquired over the purchase price, as adjusted, amounted to $739,000 of negative goodwill, which was offset against consolidated goodwill and is being amortized over forty years from the date of acquisition (see Note 1).


2.  Acquisitions/Dispositions (Cont'd)

     The following pro forma consolidated financial data reflects the results of the Company and M&L as if the Acquisition had occurred on January 1, 1994 (in thousands):

                                           Pro Forma data
                                            for the year
                                                ended
(Unaudited)                               December 31, 1994

Net sales..........................           $   119,506
Income before cumulative
  effect of change in accounting
  for income taxes.................           $     3,617
Net Income.........................           $     3,617
Earnings per share.................           $      0.32
Shares used in computing pro
 forma earnings per share..........            11,172,486


3.  Inventories

     Inventories at December 31, 1995 and 1994 are comprised of the following:

     (In thousands)                   1995           1994

     Raw materials...............    $ 5,037          $ 6,121
     Work-in-process.............      1,075            1,616
     Finished goods..............     19,778           14,847
                                     $25,890          $22,584


     Included in inventory at December 31, 1995 and 1994 respectively, is $10,524,000 and $10,473,000 valued under the LIFO method, for which there exists no material financial reporting LIFO adjustments.

4.  Property, Plant and Equipment

     Property, plant and equipment at December 31, 1995 and 1994 is as follows:

     (In thousands)                   1995           1994

     Land........................     $   17           $   17
     Buildings and building
      improvements...............      2,015            1,793
     Machinery and equipment.....      3,537            2,562
                                       5,569            4,372
     Less accumulated depreciation
      and amortization............    (1,917)          (1,388)
                                      $3,652           $2,984





5.  Accrued Liabilities

     Accrued liabilities consist of the following at December 31, 1995 and 1994:


     (In thousands)                   1995           1994

     Wages, salaries, bonus and
          profit sharing..........    $2,247           $2,564
     Taxes payable................       546            1,163
     Other........................     3,121            3,114
                                      $5,914           $6,841

6.  Debt

     At December 31, 1994, the Company had a $32,000,000 uncommitted credit agreement (the "BAI Agreement") with several commercial banks. Under the BAI Agreement, the aggregate amount of all loans, advances and acceptances outstanding at any time could not exceed $22,600,000, with the remainder available to fund letters of credit. The BAI Agreement was retired on March 16, 1995 with proceeds from the new Revolver Agreement (see below).

     In connection with the acquisition of M&L, M&L entered into a three year committed revolving credit agreement with a bank ("The M&L Agreement"), which the Company guaranteed. The M&L Agreement provided for an aggregate credit facility of $23,000,000, which included international letters of credit, bankers' acceptances, steamship guarantees and standby letters of credit and limited revolving loans to $3,500,000. The M&L Agreement was retired on March 16, 1995 with proceeds from the new Revolver Agreement (see below).

     On March 16, 1995, the Company entered into an agreement (the "Loan Agreement") with several banks for a $56,000,000 two year committed revolving credit facility (the "Revolver Agreement") and a $7,500,000 four year term loan (the "Term Loan"), which replaced the existing 1994 BAI Agreement and the M&L Agreement, and was used to repay the Bridge Notes, Junior Subordinated Notes, and other related costs associated with the M&L acquisition (see Note 8).
The Revolver Agreement is available for loans, letters of credit and letters of indemnity.

     The Company had notes payable to banks under the Revolver
Agreement at December 31, 1995 of $17,850,000 and under the BAI
Agreement and the M&L Agreement at December 31, 1994 of $8,500,000.

Additionally, at December 31, 1995 and 1994, the Company had letters of credit outstanding of $4,958,000 and $12,843,000, respectively.

     At December 31, 1995, the Company was at its available credit limits, while at December 31, 1994, the Company had $23,464,000 available under the BAI Agreement and $12,394,000 available under the M&L Agreement. The interest rate was prime (8.5%) plus 1.25% at December 31, 1995 on the Revolver Agreement, prime (8.5%) plus
 .5% at December 31, 1994 on the BAI Agreement and prime (8.5%) plus 1.0% on the M&L Agreement at December 31, 1994.

     The weighted average interest rate on outstanding short-term borrowings at December 31, 1995 and 1994, was 9.26% and 7.73%, respectively.

     Principal payments of the Term Loan are payable on March 16 in each of the following years:

               1996 -             $1,250,000
               1997 -             $1,750,000
               1998 -             $2,000,000
               1999 -             $2,500,000
               Total              $7,500,000

     The Term Loan initially bore interest, at the Company's election, of prime plus 1 1/4%, or LIBOR plus 3% and interest under the Revolver Agreement, at the Company's election, was prime plus 3/4% or LIBOR plus 2 1/2% on outstanding borrowings. During this period, the Company was also required to pay a 1/4% fee on the unused commitment balance.

     On March 28, 1996, the Loan Agreement was amended to reduce the Revolver Agreement facility to $50,000,000; increase the interest rate under Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.25% during agreed upon collateral overadvance periods; increase the interest rate under the Term Loan, to prime plus 2.00%, or, at the Company's election, LIBOR plus 4.50% on outstanding borrowings; require an additional fee of $200,000 and provide for the issuance of warrants to the banks to purchase 400,000 shares of the Company's common stock for an exercise price of $1.00 per share. The warrants are exercisable at any time on or after March 31, 1998, except that the warrants will be canceled if, prior to March 31, 1998, the Company repays the Term Loan through the sale of assets or operations, or if the Term Loan is reduced to $1,250,000, or lower, through operations or infusion of additional equity or subordinated debt.

     The Revolver Agreement is collateralized by all of the Company's assets, excluding Mackintosh's domestic inventory and Varon's domestic raw materials and work-in-process inventories, and including all trademarks. Additionally, the Revolver Agreement contains various financial covenants, reporting requirements and limits capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.

     Interest expense paid on notes payable to banks and subordinated notes (see Note 8) was approximately $3,715,000, $1,665,000, and $1,351,000 for the years ended December 31, 1995,
1994 and 1993, respectively.


7.  Commitments and Contingencies

     The Company leases warehouses, office space and transportation equipment under operating leases expiring at various times. Most of the operating leases contain renewal options. Rent free periods granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related lease terms. Total rent expense for all operating leases was $2,385,000 in 1995, $860,000 in 1994, and $841,000 in 1993.

     Future minimum operating lease payments at December 31, 1995 are as follows (in thousands):

               1996............      $ 2,390
               1997............        2,091
               1998............        1,814
               1999............        1,425
               2000............        1,316
               Thereafter......        2,558
                                     $11,594


     At December 31, 1995, the present value of future minimum capital lease payments was $383,000, which is included in other liabilities on the balance sheets. In 1995, the Company, through a financing lease, obtained computer equipment at a cost of $363,000, which for financial reporting purposes, has been accounted for as a capital lease.

     The Company licenses the rights to use certain brand names on its products, for which it is contingently obligated to pay minimum royalty and advertising fees through 1998 in the amount of approximately $2,030,000.

8.  Subordinated Notes

     In order to finance the acquisition of M&L on November 30, 1994, the Company borrowed $4,776,000 in accordance with a 12% Senior Subordinated Bridge Note Purchase Agreement , (the "Bridge Notes") (see Note 12). In connection with the Bridge Note Purchase Agreement, the Company paid an origination fee to the Bridge Note holders in the amount of $191,000 (4% of the principal amount of the Bridge Notes). The Bridge Notes bore interest at the rate of 12%. The Bridge Notes were retired on March 16, 1995 with proceeds from the Term Loan (see Note 6).

     In connection with the acquisition of M&L on November 30, 1994, (see Note 2), the Company assumed $1,500,000 aggregate principal amount of M&L's junior subordinated indebtedness (the "Junior Sub Notes") (see Note 12) payable to two senior executives of M&L. The Junior Sub Notes required quarterly interest payments at a rate of 13% with principal due on December 15, 1999. The Junior Sub Notes were retired on March 16, 1995 with proceeds from the Term Loan (see Note 6).

     At December 31, 1995, the Company had outstanding $6,444,000 of 13% Subordinated notes (the "Subordinated Notes") due December 15, 1999 with interest payable biannually on June 15 and December
15. The Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company may redeem all or part of the Subordinated Notes at any time at a price equal to the principal amount plus accrued interest.

     The fair value of the Company's Subordinated Notes is estimated to be 60% to 70% of par value at December 31, 1995, based on nominal trading activity during the year.

9.  Stockholders' Equity

     The Company is authorized to issue 25,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 1995 and 1994, the Company had 10,741,253 and 10,223,899 shares of common stock, issued and outstanding, respectively. No shares of preferred stock have been issued.

     In March 1995 and 1994, the Company's Board of Directors declared a five percent stock dividend with respect to its common stock par value, $0.01 per share. Each holder of record on May 24, 1995 and April 1, 1994, respectively, received one share of common stock for every 20 shares held, with cash being paid in lieu of issuing fractional shares. The distribution dates were May 31, 1995 and April 15, 1994, respectively. Accordingly, retained earnings and paid-in-capital reflect the stock dividend distribution and all prior year stock option information has been restated to reflect the 1995 and 1994 stock dividends.

     In November 1994, the Company issued 1,666,997 shares of its common stock, par value $0.01, per share in connection with the acquisition of M&L (see Note 2).

     In 1993, in accordance with the Company's management agreement with Trivest, Inc. ("Trivest"), an affiliate of the Company, (see
Note 12), the Company issued 225,000 shares of restricted common stock, $0.01 par value.

     In 1996, as part of an amendment to the Company's Revolver
Agreement and Term Loan, warrants to purchase 400,000 shares of the Company's common stock were issued to the banks underlying the Revolver Agreement and Term Loan (see Note 6).

     The Company has three nonqualified stock option plans, the 1987 Stock Option Plan ("1987 SOP"), the 1990 Stock Option Plan ("1990 SOP") and the 1994 Stock Option Plan ("1994 SOP"). Under the terms of the 1987 SOP, 1990 SOP, and 1994 SOP, 550,000 shares, 650,000 shares, and 150,000 shares, respectively, may be issued at not less than 100% of market value at the date of grant. Options issued under the plans expire ten years from date of grant and generally vest over five years from date of grant.

     The following table summarizes the activity of the Company's stock option plans:

                                 1995           1994      1993

Balance outstanding at
 beginning of year..........   1,248,403    1,086,703     579,553
Granted.....................       5,250      193,200     512,663
Canceled....................     (16,991)           -      (5,513)
Exercised...................     (11,025)     (31,500)          -

Balance outstanding at
   December 31..............   1,225,637    1,248,403   1,086,703

Price range per share....... $0.79-$2.44  $0.79-$2.44 $0.79-$2.27

Exercisable at December 31..     751,465      541,217     388,374

Available for grant at
  December 31...............      87,401       75,647     111,352


10.  Income Taxes

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this change in accounting principle amounted to $208,000.

     The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 1995 are as follows:

(In thousands)                   1995           1994      1993


Current..................       $(2,039)       $1,333      $2,177
Deferred.................          (669)           26          43
                                $(2,708)       $1,359      $2,220


     The total Federal and state provision (benefit) for income taxes is as follows:


(In thousands)                   1995           1994      1993


Federal..................        $(2,712)      $1,082      $1,940
State....................              4          277         280

                                 $(2,708)      $1,359      $2,220



     A reconciliation of the statutory provision and the effective provision for income taxes is as follows:


(In thousands)                   1995           1994      1993


Income tax at statutory rate.... $(3,004)    $1,158      $2,008
State income taxes,
  net of federal benefit........     200        185         216
Tax exempt interest income.......     (3)        (1)         (5)
Amortization of goodwill.........     70         72         135
Refund of prior year's
  income taxes and related
  adjustments....................    (37)       (17)        (99)
Other, net.......................     66        (38)        (35)
                                 $(2,708)    $1,359      $2,220


     The components of the net deferred tax (assets) and liabilities recorded on the balance sheets at December 31, 1995 and 1994 are as follows:

(In thousands)                             1995           1994

Deferred Tax Liabilities:
 Depreciation.....................       $   111         $    13
 LIFO inventory adjustments.......         1,245           1,332
 Equity in investee...............            41               2
                                           1,397           1,347
Deferred Tax (Assets):
 Capitalized inventory............          (498)           (292)
 Accounts receivable and sales
  allowances......................        (2,164)         (1,427)
 Employee benefit reserves........          (109)            (69)
 Deferred compensation............           (33)            (24)
 Capital loss carryback...........             -             (59)
 Capitalized trademarks...........          (598)           (652)
 Operating leases.................           (99)            (93)
 State net operating loss
  carryover.......................          (829)              -
 State jobs credit carryover......          (208)              -
 Other............................           (30)            (33)
                                          (4,568)         (2,649)
 Valuation allowance on deferred
  tax assets......................         1,032               -
                                          (3,536)         (2,649)

 Total............................       $(2,139)        $(1,302)


     The Company has recorded a valuation allowance of $1,032,000 in 1995 to reflect the estimated amount of deferred state tax assets, which arose due to net operating loss and tax credit carryforwards. The majority of these carryforwards expire in the year 2010. This valuation allowance reflects management's estimate of the total amount of deferred tax assets which may not be realized depending on future operating results of the Company.

     Income taxes paid during 1995, 1994 and 1993 were $215,000, $2,022,000 and $1,440,000, respectively.

11.  Employee Benefit Plans

     The Company maintains employee profit sharing plans covering employees of Andy Johns and M&L. No contribution was made for the year ended December 31, 1995. The Company made contributions of $150,000 and $57,000 to the plans for the years ended December 31, 1994 and 1993, respectively.

12.  Related Party Transactions

     In connection with the acquisition of M&L, (see Note 2), the Company assumed $1,500,000 of M&L's junior subordinated debt, payable to two senior executives of M&L, incurred $4,776,000 of Bridge Notes, paid an origination fee of $191,000 to the holders of the Bridge Notes (see Note 8), and paid a $360,000 deal fee to Trivest, Inc. ("Trivest"), an affiliate of the Company. Trivest has certain common shareholders, officers and directors with the Company. The holders of the Bridge Notes included two senior executives of M&L, Trivest Special Situations Fund 1985, L.P. ("TSSF"), Trivest Segregated Asset Account ("TSAA"), Earl W. Powell, Chairman of the Board of the Company and James J. Pinto, a director of the Company. Both TSSF and TSAA are controlled by Trivest and TSSF is also a holder of the Company's common stock and 13% Subordinated Notes.

     As of January 1, 1987, the Company entered into a management agreement with Trivest, for a seven-year period, which required payment of an annual cash management fee of $675,000 (subject to inflation adjustments), payable in advance in equal quarterly installments. The management agreement was amended, effective January 1, 1992, to reduce the annual management fee to $475,000 (subject to inflation adjustments) and was again amended, effective January 1, 1993, to further reduce the annual management fee to $250,000 (subject to inflation adjustments).

     Pursuant to the second amendment, the term of the agreement was extended four years (expiring December 31, 1997) and Trivest received a restricted stock award consisting of 225,000 shares of the Company's $.01 par value common stock. The stock award restrictions lapse in five equal annual installments commencing January 1, 1994, subject to acceleration of vesting in certain circumstances, including a change of control of the Company. The Company recognized $338,000 of deferred management fee expense, relating to the stock award, based upon the fair market value at date of grant. The $338,000 is being amortized over the five year vesting period and accordingly, the Company recognized approximately $68,000, $67,000 and $68,000 of management fee expense for the years ended December 31, 1995, 1994 and 1993, respectively. Effective December 1, 1994, the management agreement was amended and restated due to the acquisition of M&L (see Note 2). This amendment increased the yearly fee to $350,000 (subject to inflation adjustments).

     The Company expensed approximately $366,000, $265,000 and
$250,000 for services rendered under the management agreement during the years ended December 31, 1995, 1994 and 1993, respectively.

     In March 1993, the Company sold its 18.5% limited partnership interest in SP Industries Limited Partnership (the
"Partnership") to the Partnership and recognized a gain of $3,100,000. The Partnership is a related party to Trivest and the Company.

     In June 1993, the Company entered into a cost sharing agreement with the Partnership whereby certain of the Company's employees provided the Partnership with consulting and financial services. In return, the Company received an annualized cash fee of $125,000 subject to a $5,000 increase in 1994. The Company recognized income of $32,500, $130,000 and $73,000 in 1995, 1994 and 1993, respectively, relating to such agreement. The agreement terminated March 31, 1995.

     Certain officers of the Company have a minority interest in the equity securities of a vendor. The vendor supplies warehousing and distribution facilities to Andy Johns and Mackintosh. The Company has a right of first refusal to purchase this interest in the event of sale. During the years ended December 31, 1995, 1994 and 1993, warehousing and shipping expenses to this vendor totaled approximately $633,000, $938,000 and $1,045,000, respectively.



13.  Quarterly Financial Data (Unaudited)

     Unaudited consolidated quarterly financial data for fiscal years 1995 and 1994 is as follows (in thousands, except Per Share amounts):

                       First      Second      Third      Fourth
                      Quarter     Quarter    Quarter     Quarter
                       1995        1995       1995       1995(1)

Net sales...........  $15,389      $14,517    $40,898    $29,490

Gross profit........  $ 3,865      $ 3,323    $10,607    $ 2,378

Net earnings
 (loss).............  $(1,588)     $(1,787)   $ 1,355    $(4,107)

Net earnings (loss)
 per common share...  $ (0.15)     $ (0.17)   $  0.12    $ (0.38)

                       First      Second      Third      Fourth
                      Quarter     Quarter    Quarter     Quarter
                       1994        1994       1994        1994


Net sales...........  $ 6,547      $ 9,367    $34,446    $21,990

Gross profit........  $ 1,396      $ 2,291    $ 9,983    $ 6,983

Net earnings
 (loss).............  $(1,148)     $  (570)   $ 3,077    $   689

Net earnings (loss)
 per common share...  $ (0.13)     $ (0.06)   $  0.33    $  0.07


(1) Each quarter is calculated independently and as such does not total year-end 1995 earnings (loss) per share of $(0.57).

     The 1995 fourth quarter includes the adverse results on the outerwear industry of high levels of carryover inventory, at both the retail and manufacturer's level, from 1994 to 1995, due to the effects of the 1994-1995 warm Winter season. This caused retailers to delay and reduce ordering Fall 1995 merchandise, including the Company's largest 1994 customer, who refrained from ordering previously programmed Fall 1995 outerwear. The weather in early Fall 1995 was also unseasonably warm, which further mitigated the demand for outerwear. These factors caused the Company to sustain significant losses due to the sale of inventory during the 1995 third and fourth quarters at low margins and markdowns of remaining Fall 1995 and 1994 inventory. During the 1995 fourth quarter, the Company expensed inventory markdowns of $4,374,000, compared to $179,000 during the 1994 fourth quarter.






                                                       Schedule I


BISCAYNE APPAREL, INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS

December 31, 1995 and 1994
(Dollars in thousands)

[CAPTION]




ASSETS                                     1995           1994

Current assets:
 Cash and cash equivalents............     $    29       $   804
 Accounts receivable..................          28            64
 Intercompany accounts receivable.....       2,455         8,216
 Federal income tax receivable........       1,969             -
 Prepaid expenses and other...........          31            85
     Total current assets.............       4,512         9,169

Investments in subsidiaries...........      20,519        26,345
Intercompany subordinated notes
 receivable...........................           -         1,000
Property, plant and equipment, net....          23            22
Investment in Hartwell Sports, Inc....       1,627         1,505
Other assets, net.....................          27            76
                                           $26,708       $38,117
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................     $     -       $    45
 Accrued liabilities..................         381           917
 Senior subordinated bridge notes.....           -         4,776
     Total current liabilities........         381         5,738

Subordinated notes....................       6,444         6,444
Other liabilities.....................          48            54

Stockholders' Equity:
 Common stock.........................         107           102
 Additional paid-in capital...........      26,309        25,225
 Unearned stock award.................        (135)         (203)
 Accumulated deficit..................      (6,446)          757

     Total stockholders' equity.......      19,835        25,881

                                            26,708        38,117







Schedule I
  Cont'd


BISCAYNE APPAREL, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF OPERATIONS

Years ended December 31, 1995, 1994 and 1993
(Dollars in thousands)

[CAPTION]


                                     1995       1994       1993

Expenses:
General and administra-
   tive expenses                $     35     $  (72)    $ (118)
Management fee to
   Trivest, Inc.                     366        265        250

Operating expenses                  (401)      (193)      (132)

Other income and (expenses):
   Interest and other
      expenses                      (954)      (889)      (836)
   Intercompany interest
      income                         551        365        383
   Interest and other
      income                          40         75         45
   Equity in and gain on sale
      of investees                   122          5      3,100
   Equity in earnings (loss)
      of subsidiaries, net of
      applicable income taxes     (5,826)     2,271      1,835
  Management fee from
      subsidiaries                   366        265        250

Earnings (loss) before provision
   for income taxes and cumulative
   effect of change in accounting
   for income taxes               (6,102)     1,899      4,645

Provision (benefit) for income
   taxes                              25       (149)       958

Earnings (loss) before cumulative
   effect of change in accounting
   for income taxes             $ (6,127)    $2,048     $3,687

Cumulative effect of change in
   accounting for income taxes         -           -       208

Net earnings (loss)             $ (6,127)    $2,048     $3,895














                                                       Schedule I
                                                           Cont'd


                     BISCAYNE APPAREL, INC.
                      (PARENT COMPANY ONLY)
                    STATEMENTS OF CASH FLOWS

          Years ended December 31, 1995, 1994 and 1993
                     (Dollars in thousands)


[CAPTION]


                            1995      1994      1993

Operating activities:

Net earnings (loss)......     $(6,127) $ 2,048  $ 3,895
Adjustments to reconcile
 net earnings (loss) to net
 cash used in operating
 activities:
   Noncash stock
    compensation
    expense............            68       67       68
   Equity in earnings (loss) of
    subsidiaries..............  5,826   (2,271)  (1,835)
   Equity in net income of
    investees.................   (122)      (5)       -
   Gain on sale and refinancing
    of equity investee.........        -        -(3,100)
   Cumulative effect of change
    in accounting for income
    taxes.............              -        -     (208)
   Depreciation expense........     5        4        3

(Increase) decrease in operating
 assets:
   Trade accounts receivable....   36      (39)      (7)
   Prepaid expenses and other...   54       10       93
   Federal income tax
    receivable...............  (1,969)        -       -
   Other assets...............     49       22      (28)

Increase (decrease) in operating
 liabilities:
   Accounts payable...........    (45)       9       16
   Accrued liabilities........   (536)    (508)     979
   Other liabilities..........     (6)      (9)      (9)

     Net cash used in operating
      activities.............. (2,767)    (672)    (133)

Investing activities:

 Capital expenditures...........   (6)     (10)      (4)
 Purchase of subsidiary,
 net of cash acquired...........    -     (315)       -
 Investment in Hartwell
 Sports, Inc....................    -   (1,500)       -
 Proceeds from sale and
 refinancing of equity investee.    -        -    3,100

    Net cash (used in) provided
   by investing activities.....    (6)  (1,825)   3,096

Financing activities:

 Repayments (advances) of
 intercompany loans.............6,761    2,462   (4,913)
 Payment on subordinated notes..(4,776)      -   (1,000)
 Proceeds from exercise of
 employee stock options.........   13       39        -

     Net cash provided by (used
   in) financing activities.... 1,998    2,501   (5,913)

Net increase (decrease) in cash
 and cash equivalents..........  (775)       4   (2,950)
Cash and cash equivalents at
 beginning of year.............   804      800    3,750

Cash and cash equivalents at
 end of year.................. $   29    $ 804   $  800


(Continued on following page)














                                                       Schedule I
                                                           Cont'd

BISCAYNE APPAREL, INC.
PARENT COMPANY ONLY
STATEMENTS OF CASH FLOWS (Cont'd)
Years Ended December 31, 1995, 1994 and 1993
(Dollars in thousands)






                            1995      1994     1993

Supplemental disclosure:
  Interest paid         $    957  $    838       $  838
  Income taxes paid     $     10  $  1,603       $1,340


Supplemental schedule of
     noncash financing
activities:
   Net changes in
   investments in
   subsidiaries          $     -  $    139       $  280

Acquisition of subsidiary:
  Fair value of assets
  acquired                        $ 20,755
  Liabilities assumed               (9,636)

  Total purchase price              11,119
  Less:  debt issued                (6,637)
  Less:  common stock issued        (4,167)

  Net cash paid for acquisition
  of subsidiary (1)               $    315




(1) Exclusive of cash acquired of $2,173,000 which is included in the Statement of Cash Flows for M&L International, Inc.




                                                      Schedule II

             BISCAYNE APPAREL, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
          Years ended December 31, 1995, 1994 and 1993
                     (Dollars in Thousands)








   COLUMN A                 COLUMN B           COLUMN C
                                               Additions
                           Balance at  Charged to    Charged to
                          beginning of  costs and       other
  Description                 year      expenses      accounts

Year ended December 31, 1995:
  Allowance for doubtful accounts$422     $400          (71)
  Allowance for sales discounts156         561
  Reserve for sales allowance 334          371
  Reserve for advertising allowance97      203
  Reserve for freight and warehouse
     discounts                 15          258
  Reserve for returns         730        2,866

Year ended December 31, 1994:(1)
  Allowance for doubtful accounts$344     $763            $-
  Allowance for sales discounts288         686             -
  Reserve for sales allowance 226        1,157             -
  Reserve for advertising allowance57      313             -
  Reserve for freight and warehouse
     discounts                 18          157             -
  Reserve for returns         491        1,359             -

Year ended December 31, 1993:
  Allowance for doubtful accounts$376     $137            $-
  Allowance for sales discounts165         926             -
  Reserve for sales allowance 134          783             -
  Reserve for advertising allowance66      242             -
  Reserve for freight and warehouse
     discounts                 27          264             -
  Reserve for returns         368        1,449             -


(continued)



                               COLUMN D           COLUMN E
                              Deductions   Balance at end of year


Year ended December 31, 1995:
  Allowance for doubtful accounts  524              227
  Allowance for sales discounts    555              162
  Reserve for sales allowance      301              404
  Reserve for advertising allowance201               99
  Reserve for freight and warehouse
     discounts                     201               72
  Reserve for returns            2,593            1,003

Year ended December 31, 1994:(1)
  Allowance for doubtful accounts$   685        $   422
  Allowance for sales discounts    818              156
  Reserve for sales allowance    1,049              334
  Reserve for advertising allowance273               97
  Reserve for freight and warehouse
     discounts                     160               15
  Reserve for returns            1,120              730

Year ended December 31, 1993:
  Allowance for doubtful accounts$   169        $   344
  Allowance for sales discounts    803              288
  Reserve for sales allowance      691              226
  Reserve for advertising allowance251               57
  Reserve for freight and warehouse
     discounts                     273               18
  Reserve for returns            1,326              491




(1) For the year ended December 31, 1994, additions per Column C include amounts from M&L International, Inc.'s date of acquisition, November
     30, 1994.


































                          EXHIBIT 10.26

               FIRST AMENDMENT TO REVOLVING CREDIT
                     AND TERM LOAN AGREEMENT



     THIS AMENDMENT dated as of June 1, 1995 (the "First Amendment") is to the Credit Agreement dated as of March 16, 1995 (as amended from time to time the "Agreement") among Biscayne Apparel, Inc., Biscayne Apparel International, Inc., Mackintosh of New England Co., M&L International, Inc., each of the banks which is a signatory thereto and The Chase Manhattan Bank (National Association) as agent.

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

     2. Schedule l to the Agreement is amended to add Amy as a Subsidiary as shown on the Addendum to Schedule l attached hereto.

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

BISCAYNE APPAREL, INC.             BISCAYNE APPAREL
                                   INTERNATIONAL, INC.


By                                 By
Name:                              Name:
Title:                             Title:

MACKINTOSH OF NEW ENGLAND          M & L INTERNATIONAL, INC.
CO.

By                                 By
Name:                              Name:
Title:                             Title:


THE CHASE MANHATTAN BANK           THE CHASE MANHATTAN BANK
NATIONAL ASSOCIATION               NATIONAL ASSOCIATION
(AS AGENT)


By                                 By
Name:                              Name:
Title:                             Title:










NATWEST BANK N.A.                  THE FIRST NATIONAL BANK OF
                                   BOSTON


By                                 By
Name:                              Name:
Title:                             Title:

CORESTATES BANK, N.A.

By
Name:
Title:


By
Name:
Title:









































                     ADDENDUM TO SCHEDULE l
                               to
           CREDIT AGREEMENT DATED AS OF MARCH 16, 1995


Biscayne Apparel International, Inc. has the following foreign subsidiary:

Amy Industries de Honduras, S.A. de C.V.

Incorporated: Honduras

Shareholder                        Ownership %

Biscayne Apparel International, Inc.96%
Earl W. Powell                      1%
Philip T. George                    1%
Troy D. Templeton                   1%
Peter W. Klein                      1%







































                          EXHIBIT 10.27


SECOND AMENDMENT TO REVOLVING CREDIT
AND TERM LOAN AGREEMENT


     THIS AMENDMENT dated as of November 1, 1995 (the "Second Amendment") is to the Credit Agreement dated as of March 16, 1995 (as amended from time to time the "Agreement") among Biscayne Apparel, Inc., Biscayne Apparel International, Inc., Mackintosh of New England Co., M&L International, Inc., each of the banks which is a signatory thereto and The Chase Manhattan Bank (National Association) as agent.

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

                            AGREEMENT

     In consideration of the foregoing, and the mutual covenants and agreements hereinafter set forth, the parties hereto hereby agree as follows:

     1. The definition of Permitted Overadvance is amended to read as follows:

     "Permitted Overadvance" means, (a) with respect to the Aggregate Borrowing Base the following amounts during the following months:

     March          $ 2,750,000
     April          $ 8,250,000
     May            $12,750,000
     June                          $14,750,000
     July                          $13,250,000
     August         $ 7,250,000

(b) with respect to the Direct Debt Borrowing Base, the following amounts during the following months:

     April          $ 5,500,000
     May            $14,000,000
     June                          $19,000,000
     July                          $21,750,000
     August         $17,500,000
     September                     $ 5,500,000

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

     3.   Section 2.11 is amended to read as follows:

     "Section 2.11. MINIMUM AMOUNTS. Except for borrowings which exhaust the full remaining amount of the Commitments, prepayments of Variable Rate Loans which may be in a minimum amount of $500,000, prepayments or conversions which result in the prepayment or conversion of all Loans of a particular type, or conversions made pursuant to Section 6.04, each borrowing, prepayment, conversion and renewal of principal of Loans shall be in an amount at least equal to $2,000,000 in the aggregate for all Banks for Eurodollar Loans and $500,000 in the aggregate for Variable Rate Loans and $1,000,000 in the aggregate for Quoted Rate Loans (borrowings, prepayments, conversions or renewals of or into Loans of different types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings prepayments, conversions and renewals for the purposes of the foregoing, one for each type of Interest Period)."

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

BISCAYNE APPAREL, INC.             BISCAYNE APPAREL INTERNATIONAL,
                                   INC.


By                                 By
Name:                              Name:
Title:                             Title:

MACKINTOSH OF NEW ENGLAND          M & L INTERNATIONAL, INC.
CO.

By                                 By
Name:                              Name:
Title:                             Title:


THE CHASE MANHATTAN BANK           THE CHASE MANHATTAN BANK
NATIONAL ASSOCIATION               NATIONAL ASSOCIATION
(AS AGENT)


By                                 By
Name:                              Name:
Title:                             Title:





NATWEST BANK N.A.                  THE FIRST NATIONAL BANK OF
                                   BOSTON


By                                 By
Name:                              Name:
Title:                             Title:


CORESTATES BANK, N.A.

By
Name:
Title:


By
Name:
Title:






































                          EXHIBIT 10.28

                  AMENDMENT TO CREDIT AGREEMENT



     AMENDMENT dated as of January 31, 1996 among Biscayne Apparel, Inc., a Florida corporation, Biscayne Apparel International, Inc., a Delaware corporation, Mackintosh of New England Co., a Delaware corporation, and M & L International, Inc., an Illinois corporation, (individually a "Borrower" and collectively the "Borrowers"), The Chase Manhattan Bank, N.A., Corestates Bank, N.A., The First National Bank of Boston and Natwest Bank, N.A. (individually, a "Bank" and collectively, the "Banks") and The Chase Manhattan Bank, N.A., as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

     PRELIMINARY STATEMENT. The Borrowers, the Banks and the Agent have entered into a Credit Agreement dated as of March 16, 1995 (the "Credit Agreement"). Any term used in this Amendment and not defined in this Amendment shall have the meaning assigned to such term in the Credit Agreement.

     The Borrowers, the Banks and the Agent have agreed to amend the Credit Agreement as hereinafter set forth.

     SECTION 1.   AMENDMENTS TO CREDIT AGREEMENT.  The Credit
Agreement is, effective as of this date hereof and subject to the satisfaction of the conditions precedent set forth in Section 2 hereof, hereby amended as follows:

     (a) The definition of "Permitted Overadvance" in Section 1.01 is amended in full to read as follows:

     " 'Permitted Overadvance' means, (a) with respect to the Aggregate Borrowing Base during the month of January, 1996, One Million Six Hundred Thousand Dollars ($1,600,000) and, (b) with respect to the Direct Debt Borrowing Base, during the month of January, 1996, Four Million Seven Hundred Thousand Dollars ($4,700,000)."

     (b) Section 3.01 LETTERS OF CREDIT is amended by adding the following at the end of the first paragraph of such Section:

     "Notwithstanding anything to the contrary contained in this Agreement or in any other Facility Document, during the period from January 31, 1996 to and including February 28, 1996, and while each of the Borrowers are still required to satisfy all the terms and provisions of this Agreement that must be satisfied before Chase is required to issue a Letter of Credit, Chase will only be required to issue Letters of Credit during such period for each of the Borrowers specified below with an aggregate face amount for all Letters of Credit issued during such period of up to the amount specified below for such Borrower:

          BORROWER                 AGGREGATE FACE AMOUNT OF ALL
                                   LETTERS OF CREDIT THAT CAN BE
                                   ISSUED BETWEEN JANUARY 31, 1996
                                   AND FEBRUARY 28, 1996

     M&L International, Inc.            $6,000,000
     Biscayne Apparel
       International, Inc.              $1,900,000
     Mackintosh of New England Co.      $  500,000


     SECTION 2. CONDITIONS OF EFFECTIVENESS. This Amendment shall become effective on the date on which each Borrower, each Bank and the Agent shall each have executed and delivered this Amendment.

     SECTION 3.   REFERENCE TO AND EFFECT ON THE LOAN DOCUMENTS.
(a) Upon the effectiveness of Section 1 hereof, on and after the date hereof each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import, and each reference in the other Facility Documents to the Credit Agreement, shall mean and be a reference to the Credit Agreement as amended hereby.

          (b) Except (1) that the Borrowers may no longer have Eurodollar Loans outstanding under the Credit Agreement and, (2) as specifically amended above, the Credit Agreement and the Notes, and all other Facility Documents, shall remain in full force and effect and are hereby ratified and confirmed. Also, the providing of any Loans, Letters of Credit or Letters of Indemnity prior to or after the date of this Amendment while a Default or Event of Default was or is outstanding does not constitute a waiver of any rights or remedies available to the Agent or the Banks due to the occurrence of such Default or Event of Default. Finally, the providing of any Loans, Letters of Credit or Letters of Indemnity prior to the receipt by each of the Banks of the financial statements required under subsection (a) of Section 9.09 REPORTING REQUIREMENTS shall not constitute a waiver of any of the rights and remedies available to the Agent and the Banks if the Borrowers are not in compliance with any or all of the Financial Covenants set forth in Article 11 Financial Covenants.

          (c) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of any Bank or the Agent under any of the Facility
Documents, nor constitute a waiver of any provisions of any of the Facility Documents.

     SECTION 4. COSTS, EXPENSES AND TAXES. The Borrowers agree to pay on demand all reasonable costs and expenses of the Banks and/or Agent in connection with the preparation, reproduction, execution and delivery of this Amendment and the other instruments and documents to be delivered hereunder, including the fees and out-of-pocket expenses of counsel for the Agent, with respect thereto.

     SECTION 5. GOVERNING LAW. This Amendment shall be governed by and construed in accordance with the laws of the State of New
York.

     SECTION 6. HEADINGS. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

     SECTION 7. COUNTERPARTS. This Amendment may be executed in any number of counterparts and by different parties to this Amendment in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.


                   [Intentionally Left blank]


























     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.



                              BISCAYNE APPAREL, INC.



                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President



                              BISCAYNE APPAREL INTERNATIONAL,
                              INC.


                              By:
                                 Name:  Peter Vandenberg, Jr.
                                 Title: Vice President


                              MACKINTOSH OF NEW ENGLAND CO.



                              By:
                                 Name:  Peter Vandenberg, Jr.
                                 Title: Vice President


                              M & L INTERNATIONAL, INC.



                              By:
                                 Name:  Peter Vandenberg, Jr.
                                 Title: Vice President



                              THE CHASE MANHATTAN BANK, N.A.,
                              As Agent


                              By:
                                 Name:
                                 Title:



     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.


                              BISCAYNE APPAREL, INC.


                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President


                              BISCAYNE APPAREL INTERNATIONAL,
                              INC.


                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President


                              MACKINTOSH OF NEW ENGLAND CO.


                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President


                              M & L INTERNATIONAL, INC.


                              By:
                                Name:  Peter Vandenberg Jr.
                                Title: Vice President


                              THE CHASE MANHATTAN BANK, N.A.,
                              As Agent


                              By:
                                 Name:
                                 Title:


                         THE CHASE MANHATTAN BANK, N.A., as a
                         Bank


                         By:
                            Name:
                            Title:



                         CORESTATES BANK, N.A.


                         By:
                            Name:
                            Title:


                         THE FIRST NATIONAL BANK OF BOSTON


                         By:
                            Name:
                            Title:


                         NATWEST BANK N.A.


                         By:
                            Name:
                            Title:




















                          EXHIBIT 10.29

         FOURTH AMENDMENT TO CREDIT AGREEMENT AND WAIVER



     FOURTH AMENDMENT TO CREDIT AGREEMENT AND WAIVER dated as of February 14, 1996 ("Fourth Amendment and Waiver") among Biscayne Apparel, Inc., a Florida corporation, Biscayne Apparel International, Inc., a Delaware corporation, Mackintosh of New England Co., a Delaware corporation, and M & L International, Inc., an Illinois corporation, (individually a "Borrower" and collectively the "Borrowers"), The Chase Manhattan Bank, N.A., Corestates Bank, N.A., The First National Bank of Boston and Natwest Bank, N.A. (individually, a "Bank" and collectively, the "Banks") and The Chase Manhattan Bank, N.A., as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

     PRELIMINARY STATEMENT. The Borrowers, the Banks and the Agent have entered into a Credit Agreement dated as of March 16, 1995, as amended by the First Amendment to Revolving Credit and Term Loan Agreement dated as of June 1, 1995, as further amended by the Second Amendment to Revolving Credit and Term Loan Agreement dated as of November 1, 1995, and as further amended by the Amendment to Credit Agreement dated as of January 31, 1996 ("January Amendment") (as so amended, the "Credit Agreement"). Any term used in this Fourth Amendment and Waiver and not defined in this Fourth Amendment and Waiver shall have the meaning assigned to such term in the Credit Agreement.

     The Borrowers, the Banks and the Agent have agreed to amend and waive certain provisions of the Credit Agreement as hereinafter set forth.

     SECTION 1.   AMENDMENTS TO CREDIT AGREEMENT.  The Credit
Agreement is, effective as of this date hereof and subject to the satisfaction of the conditions precedent set forth in Section 4 hereof, hereby amended as follows:

          (a)  The definition of "Permitted Overadvance" in Section
1.01 is amended in full to read as follows:

          " 'Permitted Overadvance' means, (a) with respect to the Aggregate Borrowing Base (i) during the month of January, 1996, One Million
          Six Hundred Thousand Dollars ($1,600,000),
          (ii) during the month of February, 1996, One
          Million Seven Hundred Thousand Dollars
          ($1,700,000) and, (b) with respect to the Direct Debt Borrowing Base (i) during the month of January, 1996, Four Million Seven
          Hundred Thousand Dollars ($4,700,000), (ii) during the month of February, 1996, Five
          Million Three Hundred Fifty Thousand Dollars
          ($5,350,000)."

          (b) Section 3.01, LETTERS OF CREDIT, is amended by deleting the provision added at the end of the first paragraph of such Section which begins with the following: "Notwithstanding anything to the contrary contained in this Agreement."

     SECTION 2.   AMENDMENT TO JANUARY AMENDMENT.  The January
Amendment is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 4 hereof, hereby amended as follows:

               "Section 4. COSTS, EXPENSES AND TAXES, is amended by adding 'reasonable' before 'costs' in the second line thereof."

     SECTION 3.   WAIVER.  Each Borrower has not complied with (i)
Section 9.09(l), REPORTING REQUIREMENTS, of the Credit Agreement by its failure to deliver to each of the Banks a Borrowing Base Certificate by January 20, 1996 for the month ended December 31, 1995 and such noncompliance creates an Event of Default under the Credit Agreement (the "Borrowing Base Default"), and (ii) Sections 2.01(a), THE LOANS, and 2.07(a), MANDATORY PREPAYMENTS AND CLEAN DOWN, of the Credit Agreement by maintaining an overadvance on the Direct Debt Borrowing Base in an amount equal to Three Million Five Hundred Fifty Thousand Dollars ($3,550,000) during the month of December, 1995 and such noncompliance creates Events of Default under the Credit Agreement (the "Overadvance Defaults").

     Each Borrower has requested that each Bank waive the Borrowing Base Default and the Overadvance Defaults. Upon the satisfaction of the conditions precedent set forth in Section 4 hereof, each Bank waives each such Event of Default. None of the Banks waive any future noncompliance with Sections 2.01(a), 2.07(a), or 9.09(l), including without limitation, none of the Banks waive any noncompliance by any Borrower with Sections 2.01(a) or 2.07(a) as of January 31, 1996.

     SECTION 4.   CONDITIONS OF EFFECTIVENESS.  This Fourth
Amendment and Waiver shall become effective on the date on which each Borrower, each Bank and the Agent shall each have executed and delivered this Fourth Amendment and Waiver.

     SECTION 5.  REFERENCE TO AND EFFECT ON THE LOAN DOCUMENTS.
(a) Upon the effectiveness of Section 1 hereof, on and after the date hereof each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import, and each reference in the other Facility Documents to the Credit Agreement, shall mean and be a reference to the Credit Agreement as amended hereby.

          (b) Except (1) that the Borrowers may no longer have Eurodollar Loans outstanding under the Credit Agreement and, (2) as specifically amended above, the Credit Agreement and the Notes, and all other Facility Documents, shall remain in full force and effect and are hereby ratified and confirmed. Also, the providing of any Loans, Letters of Credit or Letters of Indemnity prior to or after the date of this Fourth Amendment and Waiver while a Default or Event of Default was or is outstanding does not constitute a waiver of any rights or remedies available to the Agent or the Banks due to the occurrence of such Default or Event of Default. Finally, the providing of any Loans, Letters of Credit or Letters of Indemnity prior to the receipt by each of the Banks of the financial statements required under subsection (a) of Section 9.09 REPORTING REQUIREMENTS shall not constitute a waiver of any of the rights and remedies available to the Agent and the Banks if the Borrowers are not in compliance with any or all of the Financial Covenants set forth in Article 11 FINANCIAL COVENANTS.

          (c) The execution, delivery and effectiveness of this Fourth Amendment and Waiver shall not, except as specifically provided above, operate as a waiver of any right, power or remedy of any Bank or the Agent under any of the Facility Documents, nor, except as specifically provided above, constitute a waiver of any provision of any of the Facility Documents.

     SECTION 6. COSTS, EXPENSES AND TAXES. The Borrowers agree to pay on demand all reasonable costs and expenses of the Banks and/or Agent in connection with the preparation, reproduction, execution and delivery of this Fourth Amendment and Waiver and the other instruments and documents to be delivered hereunder, including the fees and out-of-pocket expenses of counsel for the Agent, with respect thereto.

     SECTION 7. GOVERNING LAW. This Fourth Amendment and Waiver shall be governed by and construed in accordance with the laws of the State of New York.

     SECTION 8.  HEADINGS.  Section headings in this Fourth
Amendment and Waiver are included herein for convenience of reference only and shall not constitute a part of this Fourth
Amendment and Waiver for any other purpose.

     SECTION 9. COUNTERPARTS. This Fourth Amendment and Waiver may be executed in any number of counterparts and by different parties to this Fourth Amendment and Waiver in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment and Waiver to be executed by their respective officers thereunto duly authorized as of the date first above written.


                              BISCAYNE APPAREL, INC.




                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President


                              BISCAYNE APPAREL
                              INTERNATIONAL, INC.


                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President


                              MACKINTOSH OF NEW ENGLAND CO.


                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President


                              M & L INTERNATIONAL, INC.


                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President


                              THE CHASE MANHATTAN BANK,
                              N.A., As Agent


                              By:
                                 Name:  Elizabeth A. Burgess
                                 Title: Vice President






                              THE CHASE MANHATTAN BANK,
                              N.A., as a Bank


                              By:
                                 Name:  Elizabeth A. Burgess
                                 Title: Vice President


                              CORESTATES BANK, N.A.


                              By:
                                 Name:
                                 Title:


                              THE FIRST NATIONAL BANK OF
                              BOSTON


                              By:
                                 Name:   Katherine Steiger
                                 Title:  Vice President


                              NATWEST BANK N.A.


                              By:
                                 Name:   Anthony Santoro
                                 Title:  Vice President










































                          EXHIBIT 10.30

               FIFTH AMENDMENT TO CREDIT AGREEMENT



     FIFTH AMENDMENT TO CREDIT AGREEMENT dated as of March 5, 1996 ("Fifth Amendment") among Biscayne Apparel, Inc., a Florida corporation, Biscayne Apparel International, Inc., a Delaware corporation, Mackintosh of New England Co., a Delaware corporation, and M & L International, Inc., an Illinois corporation, (individually a "Borrower" and collectively the "Borrowers"), The Chase Manhattan Bank, N.A., Corestates Bank, N.A., The First National Bank of Boston and Natwest Bank, N.A. (individually, a "Bank" and collectively, the "Banks") and The Chase Manhattan Bank, N.A., as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

     PRELIMINARY STATEMENT. The Borrowers, the Banks and the Agent have entered into a Credit Agreement dated as of March 16, 1995, as amended by the First Amendment to Revolving Credit and Term Loan Agreement dated as of June 1, 1995, as further amended by the Second Amendment to Revolving Credit and Term Loan Agreement dated as of November 1, 1995, as further amended by the Amendment to Credit Agreement dated as of January 31, 1996, and as further amended by the Fourth Amendment to Credit Agreement and Waiver dated as of February 14, 1996 (as so amended, the "Credit Agreement"). Any term used in this Fifth Amendment and not defined in this Fifth Amendment shall have the meaning assigned to such term in the Credit Agreement.

     The Borrowers, the Banks and the Agent have agreed to amend certain provisions of the Credit Agreement as hereinafter set forth.

     SECTION 1.   AMENDMENTS TO CREDIT AGREEMENT.  The Credit
Agreement is, effective as of this date hereof and subject to the satisfaction of the conditions precedent set forth in Section 2 hereof, hereby amended as follows:

     (a) The definition of "Permitted Overadvance" in Section 1.01 is amended in full to read as follows:

     "'Permitted Overadvance' means, (a) with respect to the Aggregate Borrowing Base (i) during the month of January, 1996, One Million Six Hundred Thousand Dollars ($1,600,000), (ii) during the month of February, 1996, One Million Seven Hundred Thousand Dollars ($1,700,000),
     (iii) during the month of March, 1996, Six Million Five Hundred Thousand Dollars ($6,500,000), and, (b) with respect to the Direct Debt Borrowing Base (i) during the month of January, 1996, Four Million Seven Hundred Thousand Dollars ($4,700,000), (ii) during the month of February, 1996, Five Million Three Hundred Fifty Thousand Dollars ($5,350,000), (iii) during the month of March, 1996, Seven Million Two Hundred Thousand Dollars ($7,200,000)."

     SECTION 2.   CONDITIONS OF EFFECTIVENESS.  This Fifth
Amendment shall become effective on the date on which each Borrower, each Bank and the Agent shall each have executed and delivered this Fifth Amendment.

     SECTION 3.   REFERENCE TO AND EFFECT ON THE LOAN DOCUMENTS.
(a) Upon the effectiveness of Section 1 hereof, on and after the date hereof each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import, and each reference in the other Facility Documents to the Credit Agreement, shall mean and be a reference to the Credit Agreement as amended hereby.

          (b) Except (1) that the Borrowers may no longer have Eurodollar Loans outstanding under the Credit Agreement and, (2) as specifically amended above, the Credit Agreement and the Notes, and all other Facility Documents, shall remain in full force and effect and are hereby ratified and confirmed. Also, the providing of any Loans, Letters of Credit or Letters of Indemnity prior to or after the date of this Fifth Amendment while a Default or Event of Default was or is outstanding does not constitute a waiver of any rights or remedies available to the Agent or the Banks due to the occurrence of such Default or Event of Default. Finally, the providing of any Loans, Letters of Credit or Letters of Indemnity prior to the receipt by each of the Banks of the financial statements required under subsection (a) of Section 9.09 REPORTING REQUIREMENTS shall not constitute a waiver of any of the rights and remedies available to the Agent and the Banks if the Borrowers are not in compliance with any or all of the Financial Covenants set forth in Article 11 FINANCIAL COVENANTS.

          (c) The execution, delivery and effectiveness of this Fifth Amendment shall not operate as a waiver of any right, power or remedy of any Bank or the Agent under any of the Facility Documents, nor constitute a waiver of any provision of any of the Facility Documents.

     SECTION 4. COSTS, EXPENSES AND TAXES. The Borrowers agree to pay on demand all reasonable costs and expenses of the Banks and/or Agent in connection with the preparation, reproduction, execution and delivery of this Fifth Amendment and the other instruments and documents to be delivered hereunder, including the fees and out-of-pocket expenses of counsel for the Agent, with respect thereto.

     SECTION 5. GOVERNING LAW. This Fifth Amendment shall be governed by and construed in accordance with the laws of the State of New York.

     SECTION 6.   HEADINGS.  Section headings in this Fifth
Amendment are included herein for convenience of reference only and shall not constitute a part of this Fifth Amendment for any other purpose.

     SECTION 7. COUNTERPARTS. This Fifth Amendment may be executed in any number of counterparts and by different parties to this Fifth Amendment in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Fifth Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.



                              BISCAYNE APPAREL, INC.



                              By:
                                 Name:  Peter Vandenberg Jr.
                                 Title: Vice President



                              BISCAYNE APPAREL INTERNATIONAL,
                              INC.


                              By:
                                 Name:  Peter Vandenberg, Jr.
                                 Title: Vice President


                              MACKINTOSH OF NEW ENGLAND CO.



                              By:
                                 Name:  Peter Vandenberg, Jr.
                                 Title: Vice President


                              M & L INTERNATIONAL, INC.



                              By:
                                 Name:  Peter Vandenberg, Jr.
                                 Title: Vice President



                              THE CHASE MANHATTAN BANK, N.A.,
                              As Agent


                              By:
                                 Name:
                                 Title:  Vice President



                              THE CHASE MANHATTAN BANK, N.A.,
                              as a Bank


                              By:
                                 Name:
                                 Title: Vice President


                              CORESTATES BANK, N.A.


                              By:
                                 Name:
                                 Title:


                              THE FIRST NATIONAL BANK OF
                              BOSTON


                              By:
                                 Name:  Katherine Steiger
                                 Title: Vice President


                              NATWEST BANK N.A.


                              By:
                                 Name:  Anthony Santoro
                                 Title: Vice President













                          EXHIBIT 10.31

                            SUBLEASE

     THIS SUBLEASE is made as of January 1, 1996 between RICHLAND MILLS, INC., a Florida corporation, having an office at 3965 East 10 Court, Hialeah, FL 33014 ("Sublandlord"), and VARON,* a
       corporation, having an office at 1 West 34th Street, New York, NY 10016 ("Subtenant"). *a Division of Biscayne Apparel International, Inc.


                            RECITALS

     A. J.R. Realty Corporation, a Florida corporation, as Landlord ("Landlord"), and Richland Mills, Inc., a Florida corporation, as Tenant ("Sublandlord"), has entered into that certain Warehouse Lease dated November 1, 1995 (the "Master Lease"), whereby Landlord leased to Sublandlord and Sublandlord leased from Landlord the property located at 1100 East 41st Street, consisting of approximately 40,282 square feet of office/warehouse space (the "1100 Building"), as well as the property located at 4005 East 10th Court, 3965 East 10th Court and 3925 East 10th Court, Hialeah, Florida (collectively, the "Other Buildings") and the land on which the 1100 Building and the Other Buildings are situated (the "Land"). The 1100 Building, Other Buildings and Land are collectively referred to in the Lease and in this Sublease as the "Premises". The Master Lease, as modified and/or amended from time to time in the future, is referred to in this Sublease as the "Lease".

     B. Sublandlord desires to sublease to Subtenant, and Subtenant desires to hire from Sublandlord, a portion of the Premises as more particularly described in this Sublease upon the terms and conditions described in this Sublease.


                              Terms

     In consideration of the mutual covenants and promises contained in this Sublease and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by Sublandlord and Subtenant, Sublandlord and Subtenant agree as follows:

     1. RECITALS. The foregoing recitals are true and are made a part of this Sublease.

     2. DEFINED TERMS. Unless otherwise defined in this Sublease or unless the context requires otherwise, all capitalized terms used in this Sublease shall have the meanings ascribed to them in the Lease.

     3. DEMISE. Sublandlord hereby leases to Subtenant, and Subtenant hereby hires from Sublandlord, those certain premises (the "Subleased Premises") consisting of 36,199 square feet of warehouse space located in the northern portion of the 1100 Building, as more particularly depicted on Exhibit A attached to and made a part of this Sublease. In addition, during the term of this Sublease, Subtenant shall have a non-exclusive right to pedestrian ingress to and egress from the Subleased Premises over and across such portion of the Land as is necessary to have access to the Subleased Premises identified in Exhibit A. Subtenant shall have no other rights with respect to the Premises except as may otherwise be specifically provided for by this Sublease.

     4. ACCEPTANCE OF SUBLEASED PREMISES. Subtenant hereby accepts the Subleased Premises in its "as is" condition.

     5. CERTIFICATE OF OCCUPANCY. Prior to the Commencement Date, as hereinafter defined, Subtenant shall obtain, at its own cost and expense, any and all permits, licenses, and/or certificates, of any kind or nature, from any and all authorities having jurisdiction over the Subleased Premises, necessary or required for the occupancy and use of the Subleased Premises as provided for in this Sublease.

     6. TERM. The term of this Sublease shall be for the period of one (1) year ("Initial Term"), commencing on January 1, 1996 ("Commencement Date") and ending on December 31, 1996 (the "Expiration Date"). Subject to the terms and conditions set forth in Section 11 of this Sublease, Subtenant shall have the Renewal Option described in Section 11.

     7. BASE RENT. Subtenant shall pay a base rent (the "Base Rent") under this Sublease at an annual rate of $152,035.80 in equal monthly installments of $12,669.65 in advance on the first day of each month during the Initial Term of this Sublease. In addition to the Base Rent and Additional Rent (as defined below), Subtenant shall pay all applicable state and local sales tax thereon. In the event this Lease commences on a date other than the first day of the month or terminates on a date other than the last day of the month, Subtenant shall be responsible for payment of a prorated portion of the monthly Base Rent divided by the number of days in the applicable calendar month.

     8. ADDITIONAL RENT. In addition to the Base Rent, Subtenant shall pay as additional rent (the "Additional Rent") during the Initial Term and Option Term if any, when and as due and payable by the Tenant under the Lease, Subtenant's proportionate share ("Subtenant's Share") of (i) increases in insurance premiums above the 1995 premium charge as provided by Paragraph 9(c) of the Lease,
(ii) increases in Real Property Taxes above the 1994 amount as provided by Paragraph 30 of the Lease, and (iii) any other sums due under the Lease. The parties hereby agree that in the event any of the foregoing expenses as billed relates only to the 1100 Building, then Subtenant's Share shall be 89.9% (i.e., 36,199, being the number of square feet of the Subleased Premises, divided by 40,282, being the number of square feet in the 1100 Building). In the event any of the foregoing expenses as billed relates to the 1100 Building and the Other Buildings, then Subtenant's Share shall be 24.1% (i.e., 36,199, being the number of square feet of the Subleased Premises, divided by 150,034, being the total number of square feet of the 1100 Building and the Other Buildings).

     9. PAYMENT OF RENT. The Base Rent and the Additional Rent shall be paid promptly when due, without notice or demand, and without deduction, abatement, counterclaim, or setoff of any amount or for any reason whatsoever. Each installment of Base Rent and all payments of Additional Rent under this Sublease shall be paid by Subtenant directly to Sublandlord in lawful money of the United States to 3965 East 10 Court, Hialeah, FL 33014, or to such other address as Sublandlord may from time to time designate by notice to Subtenant.

     10. SECURITY DEPOSIT. Subtenant, concurrently with the execution of this Sublease, has deposited with Sublandlord the sum of $25,000, the receipt of which is hereby acknowledged by Sublandlord, which sum shall be retained by Sublandlord as security for the payment by Subtenant of the rents agreed to be paid by Subtenant and for the faithful performance by Subtenant of the terms and covenants of this Sublease. Sublandlord, at Sublandlord's option, may at any time apply said sum or any part thereof toward the payment of the rents and all other sums payable by Subtenant under this Sublease, and towards the performance of each and every of Subtenant's covenants under this Sublease, but such covenants and Subtenant's liability under this Sublease shall thereby be discharged only pro tanto; that Subtenant shall remain liable for any amounts that such sum shall be insufficient to pay; that Sublandlord may exhaust any or all rights and remedies against Subtenant before resorting to said sum, but nothing herein contained shall require or be deemed to require Sublandlord so to do; that, in the event this deposit shall not be utilized for any such purposes, then such deposit shall be returned by Sublandlord to Subtenant within ten days after the expiration of the term of this Sublease. Sublandlord shall not be required to pay Subtenant any interest on said security deposit and may commingle it with other funds of Sublandlord. Subtenant shall have no right, title, or interest of any kind with respect to Sublandlord's security deposit described in the Lease.

     11.  RENEWAL OPTION.

          (a) RENEWAL OPTION. Provided that (i) Subtenant is not in default under any of the terms and conditions of this Sublease on the date of exercise and the Option Commencement Date, as hereinafter defined; (ii) Subtenant has, from the Commencement Date, continuously occupied without interruption, sublease or assignment, and does occupy not less than the entire Subleased Premises; and (iii) Subtenant provides notice of its election in a proper and timely fashion as set forth below, Subtenant shall have the option (the "Renewal Option") to extend this Sublease for the entire Subleased Premises for one (1) additional term of three (3) years (the "Option Term") with such Option Term commencing immediately upon the expiration of the Initial Term on January 1, 1997 ("Option Commencement Date") and ending on December 31, 1999 (the "Option Expiration Date").

          (b) EXERCISE OF RENEWAL OPTION. In order to exercise the Renewal Option, Subtenant must give Sublandlord written notice (the "Renewal Notice") of its intention to exercise, with such notice to be delivered to Sublandlord, in accordance with the notice provision of the Sublease, not less than ninety (90) days prior to the expiration of the Initial Term.

          (c) TERMINATION OF RENEWAL OPTION. In the event Subtenant at any time fails to deliver to Sublandlord such written notice exercising the Renewal Option as specified herein, or Subtenant is otherwise not permitted to exercise the Renewal Option pursuant to other terms hereof, then the unexercised Renewal Option shall terminate and be null and void and this Sublease shall expire on the expiration date of the Initial Term.

          (d) TERM OF RENEWAL OPTION. In the event Subtenant exercises the Renewal Option, all of the terms of the Sublease, including, but not limited to, Subtenant's obligation to pay Additional Rent, shall continue to be applicable to such Option Term.

          (e)  BASE RENT.  Subtenant shall pay a base rent (the
"Base Rent") under this Sublease at an annual rate of $167,239.44 in equal monthly installments of $13,936.62 in advance on the first day of each month during the Option Term of this Sublease.

          (f) NO ASSIGNMENT OF OPTION. Sublandlord grants to Subtenant the Renewal Option specifically due to the character and nature of Subtenant. As such, the Renewal Option cannot be separately transferred and if Subtenant shall, during the Lease term or any extension thereof, assign or sublet any or all of the Subleased Premises, then the Renewal Option shall not pass to such assignees or sublessees and, instead, the theretofore unexercised Renewal Option shall thereupon and thereafter be null, void and of no further force or effect.

     12. USE OF SUBLEASED PREMISES. The Subleased Premises shall be used only for the cutting, sewing, storage and distribution of garments, piece goods or related products. Subtenant shall comply with any certificate of occupancy related to the Subleased Premises and with all laws, statutes, ordinances, orders, rules, regulations and requirements of all federal, state and municipal governments and the appropriate agencies, officers, departments, boards and commissions thereof, the board of fire underwriters and/or the fire insurance rating organization or similar organization performing the same or similar functions, and with all requirements of Landlord's property and liability insurers, whether now or in the future in force, applicable to the Subleased Premises.

     13. INSURANCE. Subtenant shall maintain throughout the term of this Sublease with respect to the Subleased Premises such insurance as is required to be maintained by the Tenant under the Lease with respect to the Premises. Subtenant shall also procure hazard insurance covering the full replacement value of any leasehold improvements made by Sublandlord or Subtenant to the Subleased Premises. All insurance policies required under this Sublease shall name Landlord and Sublandlord as additional insureds, and evidence of same and the renewal of same shall be delivered to Landlord in accordance with the provisions of the Lease.

     14. SERVICES. Subtenant shall not be entitled to any facilities or utility or other services with respect to the Subleased Premises except to the extent that the Lease may provide for same to be provided generally to the Premises. Sublandlord and Subtenant shall allocate between themselves the responsibility of the payment of electricity and any other utilities, but such allocation shall not affect in any way the joint and several liability of each of them to Landlord as provided by Paragraph 20 of this Sublease.

     15. MAINTENANCE. Subtenant shall be responsible for maintaining and repairing the Subleased Premises, as well as all leasehold improvements within the Subleased Premises, in accordance with the provisions of the Lease concerning maintenance and repair of the Premises by the Tenant under the Lease. In addition, Subtenant shall be required to maintain at its sole expense at all times during the term of this Sublease a maintenance contract on the HVAC systems serving the Subleased Premises with Classic Air or such other maintenance company as is satisfactory to Landlord in Landlord's sole discretion. Prior to the Commencement Date, Subtenant shall procure such maintenance contract and deliver a copy of same to Landlord.

     16. ALTERATIONS. Subtenant shall not make or cause, suffer or permit the making of any alteration, addition, change, replacement, installation, or addition in or to the Subleased Premises without the prior written consent of Sublandlord and consent of Landlord in accordance with the Lease. Neither Sublandlord nor Subtenant shall make such alterations with respect to any utilities servicing any part of the Premises without the consent of Landlord as provided by the Lease.

     17.  ENVIRONMENTAL.

          (a) Subtenant shall not use or suffer the Subleased Premises to be used in any manner so as to create an environmental violation or hazard, nor shall Subtenant cause or suffer to be caused any chemical contamination or discharge of a substance of any nature which is noxious, offensive or harmful or which under any law, rule or regulation of any governmental authority having jurisdiction constitutes a Hazardous Substance or Hazardous Waste. Subtenant shall also immediately notify Landlord and Sublandlord in writing of any environmental concerns relating to Hazardous Substances or Hazardous Waste. Subtenant shall also immediately notify Landlord and Sublandlord in writing of any environmental concerns of which Subtenant is or becomes aware and which are raised by any private party or government agency with regard to each of the Environmental Laws. Subtenant shall also notify Landlord and Sublandlord immediately of any spills or release of a Hazardous Substance or Hazardous Waste at the Subleased Premises and of any other hazardous substance or hazardous waste of which Subtenant becomes aware. Not in limitation of the generality of the foregoing, but as additional covenants, Subtenant specifically agrees that (i) Subtenant shall not generate, manufacture, refine, transport, treat, store, handle, dispose of or otherwise deal with any Hazardous Substances or Hazardous Waste as now or hereafter defined by applicable law; and (ii) Subtenant shall defend, indemnify and hold Landlord and Sublandlord harmless against any liability, loss, cost or expense, including reasonable attorneys' fees and costs (whether or not legal action has been instituted) at investigative, trial and appellate levels incurred by reason of the existence of or any failure by Subtenant to comply with any environmental law now or hereafter in effect. For the purposes hereof, the phrase Hazardous Substance or Hazardous Waste includes but is not limited to, (i) materials defined as "hazardous waste" under the Federal Resource Conservation and Recovery Act and similar state laws, (ii) "hazardous substances" as identified under the Federal Comprehensive Environmental Response, Compensation and Liability Act and as set forth in Title 40, Code of Federal Regulations, Part 302, as amended, (iii) those elements or compounds which are contained in the list of hazardous substances adopted by the United States Environmental Protection Agency (the "EPA") and the list of toxic pollutants designated by Congress or the EPA or defined by any other federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to or imposing liability or standards of conduct concerning any hazardous, toxic, polluting or dangerous waste, substance or materials, as such lists are now or at any time hereafter in effect, (iv) asbestos and radon, (v) polychlorinated biphenyl's, (vi) petroleum products, (vii) such other materials, substances or waste which are otherwise dangerous, hazardous, harmful or deleterious to human, plant or animal health or well being.

          (b) Subtenant shall fully cooperate in allowing, from time to time, such examinations, tests, inspections, and reviews of the Subleased Premises as Landlord or Sublandlord, each in its sole and absolute discretion, shall determine to be advisable in order to evaluate any potential environmental problems. Landlord and Sublandlord expressly reserve the right to conduct examinations, tests (including but not limited to a geohydrologic survey of soil and subsurface conditions), inspections, and reviews of the Subleased Premises as Landlord or Sublandlord, each in its sole and absolute discretion may determine to be necessary.

          (c) This Section shall survive termination of the Sublease.

     18. SUBORDINATION. This Sublease and the rights of Subtenant under this Sublease and otherwise with respect to the Subleased Premises are and shall at all times be subject and subordinate to the Lease and to any mortgage, deed of trust, lease, or other matter to which the Lease is or shall be subject and subordinate from time to time.

     19. INCORPORATION OF TERMS OF LEASE. Except for monetary covenants and obligations of Sublandlord set forth in the Lease or except for covenants or obligations inconsistent with the terms and conditions expressed in this Sublease, the terms, covenants, and conditions of the Lease are incorporated in this Sublease by reference and Subtenant shall be bound by each and every term of the Lease as they relate to the Subleased Premises, and as they relate to the balance of the Premises with respect to Subtenant's activities thereon. Subtenant shall not do any act which shall constitute a breach of the Lease. If any of the express provisions of this Sublease shall conflict with any of the provisions incorporated by reference, such conflict shall be resolved in every instance in favor of the express provisions of this Sublease.

     20. JOINT AND SEVERAL LIABILITY. This Sublease shall in no way release Sublandlord from the full performance of all of the obligations of the Tenant under the Lease, including the payment of all rent and additional rent as provided by the Lease, except and only to the extent such obligations are actually performed by Subtenant. Sublandlord and Subtenant shall be jointly and severally liable to Landlord for the performance of the obligations of the Tenant under the Lease as they relate to the Subleased Premises and any additional obligations of Subtenant under this Sublease, and Landlord shall not be required to look first to either Sublandlord or Subtenant for such performance. Any notices of default under the Lease or other notices given by Landlord under the Lease shall be sent both to Sublandlord (in accordance with the notice provisions of the Lease) and to Subtenant (in accordance with the notice provisions of this Sublease).

     21. LANDLORD'S RIGHTS AND REMEDIES. Nothing in this Sublease shall be deemed to diminish or derogate from any of Landlord's rights and remedies provided by the Lease or any of the Tenant's obligations under the Lease, or extend or modify in any way any times for performance (including cure periods, if any) of the Tenant's obligations under the Lease. To the extent that this Sublease creates any additional rights or remedies of Landlord, Landlord shall be deemed a third-party beneficiary of this Sublease.

     22. NO PRIVITY OF ESTATE. Nothing contained in this Sublease shall be construed to create privily of estate between Subtenant and Landlord under the Lease. This Sublease shall for all purposes be deemed a sublease and not an assignment or transfer of the Lease.

     23. NOTICES. All notices, consents, approvals, demands and requests which are required or desired to be given by either party to the other under this Lease shall be in writing and shall be sent by United States registered or certified mail and deposited in a United States post office, return receipt requested and postage prepaid or by a courier or recognized overnight delivery service to other party at the addresses set forth above.

     24. BROKERAGE. Both Sublandlord and Subtenant represent that except for The Fiur Organization, Inc., no broker, salesman, or finder, or other person had any part, or was instrumental in any way, in bringing about this Sublease. If a claim for brokerage in connection with this Sublease is made by any broker, salesman, or finder other than the above-named broker claiming to have dealt through or on behalf of one of the parties (the "indemnitor"), the indemnitor agrees to indemnify, defend and hold harmless the other party and Landlord under the Lease (jointly, the "indemnities") from and against any claims made by any broker or other person for a brokerage commission, finder's fee, or similar compensation, by reason of or in connection with this Sublease, and any loss, liability, damage, cost and expense (including, without limitation, reasonable attorneys' fees) in connection with such claims.

     25. COMPLETE AGREEMENT. There are no representations, agreements, arrangements, or understandings, oral or written, between the parties related to the subject matter of this Sublease which are not fully expressed in this-Sublease. This Sublease cannot be changed or terminated orally or in any manner other than by a written agreement executed by both parties and consented to in writing by Landlord.

     26. BINDING EFFECT. The provisions of this Sublease shall extend to, bind, and inure to the benefit of, Sublandlord and Subtenant and their respective legal representatives, successors, and permitted assigns. Neither Sublandlord nor Subtenant shall assign all or any part of this Sublease without the consent of the other and without Landlord's consent, which may be arbitrarily withheld. Subtenant shall not further sublet the Subleased Premises or otherwise permit any other party to occupy the Subleased Premises without Landlord's prior written consent, which may be arbitrarily withheld. This Sublease shall have no effect until Landlord shall have given its written consent to this Sublease in accordance with the terms of the Lease.

     27. SURVIVAL. Landlord's and Subtenant's obligations to observe and perform the terms, covenants, conditions and agreements in this Sublease shall survive the expiration or sooner termination of this Sublease.

     28. ATTORNEYS' FEES. In the event that any suit or other legal proceeding is brought for the enforcement of any of the provisions of this Sublease, the prevailing party shall be entitled to recover from the other party reasonable attorneys' fees, including attorneys' fees for any appeal, and costs incurred in bringing such suit or proceeding.

     29. TIME OF THE ESSENCE. Time shall be of the essence as to all terms and conditions of this Sublease.

     30. RADON GAS. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit.

     31. WAIVER OF JURY TRIAL. SUBTENANT AND SUBLANDLORD HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS SUBLEASE, THE LEASE AND ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF EITHER PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR SUBLANDLORD ENTERING INTO THIS SUBLEASE WITH SUBTENANT.

     IN WITNESS WHEREOF, Sublandlord and Subtenant have executed this Sublease as of the day and year first above written.


Signed, sealed, and delivered
in the presence of:                SUBLANDLORD:


                                   RICHLAND MILLS, INC.,
Name:                              a Florida corporation


                                   By:
Name:                              Name:
                                   Title:


                                                 [CORPORATE SEAL]


                                   SUBTENANT:

                                   VARON,*
Name:                              a            corporation


                                   By:
Name:                              Name:
                                   Title:

                                                 [CORPORATE SEAL]

                              *a Division of Biscayne Apparel
                               International, Inc.




















                       CONSENT OF LANDLORD

     A. J.R. Realty Corporation, a Florida corporation, as Landlord ("Landlord"), and Richland Mills, Inc., a Florida corporation, as Tenant ("Sublandlord"), has entered into that certain Warehouse Lease dated November 1, 1995 (the "Master Lease"), whereby Landlord leased to Sublandlord and Sublandlord leased from Landlord the property more particularly described therein.

     Pursuant to the provisions of the Lease, J.R. REALTY CORPORATION, a Florida corporation, hereby consents to the terms and conditions of that Sublease between RICHLAND MILLS, INC., a
Florida corporation, and VARON,* a                , corporation,
dated January 1, 1996 ("Sublease"); provided, however, that nothing contained in the Sublease shall be deemed to release Sublandlord in any way from the full performance of all of the obligations of the Tenant under the Lease, nor shall Landlord's consent constitute a waiver of any condition or covenant contained in the Lease, including, but not limited to, the right of Landlord to require any subsequent assignee, transferee, or sublessee to satisfy the requirements contained in the Lease as a condition to any assignment, transfer, or sublease. *a Division of Biscayne Apparel International, Inc.


Signed, sealed, and delivered
in the presence of:           SUBLANDLORD:


                              RICHLAND MILLS, INC.,
Name:                         a Florida corporation


                              By:
Name:                         Name:
                              Title:
















                          EXHIBIT 10.32

                         LEASE CONTRACT

We, JUAN M. CANAHUATI, Businessman, married, Honduran, resident of San Pedro Sula, acting as President of the Board of Directors and Legal Representative of the merchantile society named as BUENA VISTA EXPORT PROCESSING ZONE (ZIP BUENA VISTA, S.A.), constituted under number Twenty-three (23), on the Third of August of Nineteen Ninety-One, authorized before the Public Notary Sergio Zavala Leiva and registered under number Ninety-Four (94) Tome One Hundred Twenty-Five (125) of the Local Registry, who will from now on be referred as THE LESSOR on one hand, and on the other hand Mr. FREDERICK VINCENT KNOX, businessman, married from Maryland, U.S.A., in transit through this city, acting as President of Amy Industries de Honduras, S.A. de C.V. that is properly registered under number 60 of Tome 189 of the Merchantile Registry, who will from now on be referred to as THE LESSEE. Both parties being in full use of their rights freely and spontaneously declare. FIRST: THE LESSOR declares to be the owner of the property located in the Municipality of Villanueva, Department of Cortes, in the place known as Buena Vista Export Processing Zone (ZIP BUENA VISTA), properly registered under number Ninety-four (94) of tome One Hundred Twenty-Five (125) of the Property Registry, Mortgages and Preventive Annotation of this Judicial Section where appears a building described as J-2 who is duly authorized to operate through the Export Processing Zone decree number 37-87 dated April 27, 1987 as granted in the Executive Agreement, number 40-92 of The Ministry of Economy dated October 30, 1992. SECOND: The Lessor continues stating that the building to lease has 2,403.461 square meters or 25,861.24 square feet which is being leased to AMY INDUSTRIES DE HONDURAS, S.A. DE C.V. from June 10, 1995. Said building contains the following specifications: BUILDING SPECIFICATIONS: The building foundations consist of footings and perimetral beams of reinforced concrete. The walls are of cement blocks of 15 cms. x 40 cms. of vibrated concrete, the walls and reinforced structure are detailed on drawing #3 (Elevations). The production area, mezzanine areas, and concrete slabs have metal columns of the type indicated on drawing # 5 (Structural). The roof is also constructed of metal structure and covered by fiber cement sheets, the roof is design to support a total weight of 90 kilograms per square meter (dead and live load). The floor is of tile of 25 cms. x 25 cms. gray color in the production, cafeteria, restrooms and miscellaneous areas, and in the office area the tile is of 30 X 30 cms. (blue-beige color). The foundation of the building consist of reinforced concrete structure (footings for metal columns, reinforced concrete columns for the office and cafeteria areas.) All the reinforced concrete is mixed on site and tested in compression cylinders, after 28 days its resistance is equal to 3000 pounds per square inch. The reinforced steel used is of grade
40. The ground has been compacted to support 12 tons per square meter, as indicated on drawing #1 (Foundation). There are 7 drawings that describe the building which include: 1) Foundation,
2) Architectural Layout, 3) Elevations, 4) Plumbing, 5) Details Layout, 6) Mezzanine, 7) Roof Structure. The building has the following distribution: Office area, Production Area, Cafeteria, Machine Room, Garbage Area, Rest Rooms. The building also includes a mezzanine with an area of 526.063 square meters or (5660.437 square feet) built of metal structure with concrete floor with a live load capacity of 90 pounds per square foot. The wood and metal doors are described on drawing #5 (Details Layout). The doors are made of hard wood with and without louvers of 0.94 mts. by 2.05 mts. with brass accessories of 3 1/2" brass and latchkey with lock. The private restrooms are of hard wood of 8 sections by 70 cms. width X 2.05 mts. height the other restroom doors are made of plywood pine of 3/16 thick, the other type of windows (aluminum and glass) for interior and exterior are described on drawing #5 (Details Layout). The plumbing consist of toilets (Incehsa Standard or its equivalent) white and beige color, the white is used in the production area, and the beige in the office areas. White tile is used in the restrooms of the plant area as well as the 15x15 cms. tile to cover the walls of these restrooms, and the beige tile in the office area. The potable water piping is PVC type SDR-26, with connection of 3/4" in diameters the toilet drain systems is PVC SDR-41 with diameters 2", 4" and 6" as described on drawing #4 (Plumbing). There are also 2 emergency doors on the north side of the building, there are metal doors installed for the kitchen exit, garbage, machine room, loading and unloading areas. Also two roll-up doors 8 by 9 feet for the dock area. It includes also a ramp with handrails made of galvanized piping 1 1/2" in diameter and a concrete ramp with steps. In the porch at the main entrance the ceiling made of hard wood and has a similar architectural design as the other buildings in the park. The front of the building includes parking spaces for compact cars, and in the back of the building there two parking areas for loading and unloading containers. The office walls are made of panelit 1.22 mts. x 3.04 mts. by 8 mm., its structure is made of pressure cured pine wood. The paint used varies according to the area: Cements blocks, finished areas, wood doors, metal doors, panelit, exterior, etc. The building has metal gutters of 2 mm. thick by .30 by .25 mts. which drain to 4" SDR-41 downspouts connected to the gutters with PVC adapters which drain to 8" SDR-41 main PVC collector. The concrete slabs to support the air conditioning units are designed to support these weights the floor of the slab has a 2% inclination towards the metal gutter and PVC downspouts of the rain system described on drawing #7 (Roof Structure). This concrete slab is supported by H type steel columns, and have secondary structures separated every 60 cms. which rest on its end on the H columns, the concrete slabs are located above the miscellaneous, cafeteria, kitchen and the office areas as indicated in the corresponding drawing # 7 (Roof Structure). ELECTROMECHANICAL INSTALLATIONS: The building is equipped with an air conditioning system which consist of 4 units (Carrier) of 27.5 Tons each for the production area and 5 split units (Janitrol) of 5 Ton each, all units are installed complete with duct work, difusers, extractors and accessories for the office, cafeteria and maintenance areas. The drop ceiling system consists of sections of 2'x4' of fiber ceiling material (Orion 220) the crap ceiling structure is constructed with angles, cross-tees, main-tees, above the drop ceiling is covered with insulation material (type R-19) all this hangs from a structure constructed with U angles of 1"x2"x3/16"x20', steel rod of 318" x 30', nuts of 3/8", angles of 2"x2"x1/4,x20. The electric installations of the building include the following: 248 lamps 2x96 277V., 59 lamps 4x40 120 Volts, 7 lamps 2x40 120 Volts, 5 lamps 2x20 120 Volts., 2 panelboard 42 space 120/208 Volt, 1 panelboard 42 space 277/480 Volt., 1 panelboard 42 space 217/480 Volt., 1 panelboard 42 space 120/208 Volt, 1 panelboard 32 space 120/208 Volt, 1 Switchboard 3P4W 277/480 1200 Amps., 1 dry
transformer of 300 KVA480/208 120 Volts., 1 dry transformer of
112.5 KVA 480/208 120 Volts., 1 dry transformer of 45 KVA 480/208 120 Volts., 1 ABB transformer of 750 KVA 34.5 KV 480 Volts. All the equipment is installed with accessories and electric cables. The building also has a Flex-A-Power installation, which is located below the drop ceiling hanging from the same structure, the system consist of 19 lines of 8 rails of 10 feet long each making a total of 150 rails, it also has 38 feed in boxes, end caps with screw, coupling sets, rod and hangers. There are eight drawings that describe the electromechanical installations: 1) Office Lighting,
2) Office Outlets, 3) Cafeteria Lighting, 4) Cafeteria Outlets, 5) Air Conditioning, 6) Flex-A-Power Installations, 7) Production Plant Lighting, 8) Electric Diagram. THIRD: Both parties have agreed to formalize and in fact are formalizing the current lease contract in accordance to the Export Processing Zone Law (Article Number 10 Letter B) and adjusted to the following terms and conditions a) THE LESSOR states that the leased building described above will only be used for the specific activities regarding the nature of the lessee's operation. The LESSEE is not entitled to sublease, modify or make any type of construction without the written consent of a representative of ZIP BUENA VISTA. Once a written request is received by Zip Buena Vista this written consent shall be answered within the following seven working days. THE LESSOR also agrees that in the event that the company that has the first lease option on the building of 25,861.24 sq.2 known as building J-2 does not execute its option, AMY INDUSTRIES DE HONDURAS, S.A. DE C.V. will have the first option on that building.

Also the Lessor states that it will make available a building of approximately 44,000 sq.ft. no later than June 10 of 1996. THE LESSOR also gives an option for a second building of approximately 44,000 sq.ft., nevertheless this option will have to be executed by Lessee not later than April 10 of 1997 (10 months). b) The Lessee will remit the amount of US$59,265.34 to the Bank Account Number 2189-770418414 at the First Union National Bank of Florida in favor of Zip Buena Vista, this amount represents a five-month security deposit, as a guarantee on the building, the deposit can be applied to any delinquent rent under this lease. Of this deposit two months will be credited to the 13th and 25th month rent respectively. In the case that ZIP BUENA VISTA is to make total or partial use of this security deposit the Lessee is committed to replace the used amount. Likewise, the Lessor agrees once the contract expires to return said deposit. c) The Lessor declares that the lease term is fixed at FIVE YEARS counting from the day the Lessor moves into building (J-2). C-1) The building has a mezzanine and its construction cost is paid by the Lessee. THE LESSOR agrees to return this amount to THE LESSEE at a depreciated value at the end of the lease term, value to be based on a 15 year period. C-2) The Lessor agrees to deliver the building (J-2) on the date stipulated; any delay will exempt THE LESSEE from paying the rent, on the building which is currently renting, known as building (P-1) up to date that it is delivered. d) The Lessor continues to state that the price of the rent is fixed at US$11,853.06 per month equal to US$4.9316657 per square meter per month to be deposited on or before the 5th of every month to the account of ZIP BUENA VISTA, proof of payment will be the date that appears on the wire transfer or deposit. A 2% interest per month will be charged if there is a delay in payment, said interest will not to be charged if the Lessee proves that the delay is justified and out of his control. Such rent shall be increased on the fourth and fifth anniversaries of the day THE LESSEE moves into the first building such increase will be based on the Consumer Price Index (all urban consumers) for the Miami, Florida U.S.A. metropolitan area, as published by the United States Department of Labor (but in any case not more than five percent per year). e) The delay in payment of three consecutive monthly payments or the failure to comply with any of the clauses mentioned will grant the Lessor enough grounds to declare the lease terminated, and AMY INDUSTRIES OF HONDURAS, S.A. DE C.V. will pay 50% of the rent due for the period from the termination date to the expiration of the five year lease term. f) During the term of this lease, Lessor agrees to keep and maintain the foundation, structural supports, roof, gutters and downspouts of the building in good condition and repair. Lessor also agrees to keep and maintain all common areas including perimeter lighting, roads and perimeter fencing in good condition and repair. The Lessor states that he will provide the Lessee with the installations for water, sewer system, electric energy and telephone, being the payment at the last two responsibility of the Lessee. The Lessor will also provide the following services: 1) 24 hour perimeter security 7 days per week,
2) garbage collection, 3) maintenance of park grounds, 4) street lighting, 5) customs, 6) potable water and for industrial use up to 13,200 gallons per day. 7) workforce recruitment assistance, and other optional services as required. g) The Lessor is not responsible for any inconvenience, loss or damage caused to the Lessee or his property as consequence of a malfunction or any other hazards due to the utility companies. h) The Lessor continues to state that the insurance of the leased building will be covered by the Lessor, but that such insurance will only and exclusively cover the damages suffered to the Lessors property being the Lessee's responsibility to cover the costs and damages caused to his property or to third parties. i) The Lessor also states that none of the parties will be responsible for damages arising out of acts of war or acts of nature. j) The Lessor continues to state that both parties can by mutual agreement terminate this lease without any party being liable to complete the terms of the lease. In the case of not reaching an agreement to terminate, the party that does
not comply with the lease will be responsible for   reasonable
legal costs incurred to enforce the lease. There of shall be resolved in San Pedro Sula in accordance with the arbitration of the Chamber of Commerce and Industry of Cortes with representation of the President of Zip Buena Vista or his Representative, the President of Amy Industries de Honduras, S A. de C.V. or his Representative and the President of The Chamber of Commerce and Industry of Cortes or his Representative as a first step towards resolving any dispute. k) The Lessor states that once the contract has expired the Lessee is compelled to surrender the leased building on the day of expiration in good condition acceptable by the LESSOR, functional, broom clean and with the maintenance required up to date except those which are due to structural upkeep, defects or common area problems. The Lessee will be responsible for payment of repairs to correct damages to the building, installations and other property of the park caused by the Lessee from abuse or negligence in their use, except those produced by the normal wear of the building. l) At the expiration of this Lease, Lessee shall have an option to renew this Lease on the same terms and conditions set forth herein for a period of five years from the date of expiration. Lessee may exercise this option by giving written notice to Lessor at least 180 days prior to the expiration date of the initial term. The rent to be paid by Lessee during each of the first three years of the renewal term of five years shall be the same as the rent paid by Lessee during the fifth year of the initial lease contract. Such rent shall be increased on the fourth and fifth anniversary of the renewal date such increase will be based on the Consumer Price Index (all urban consumers) for the Miami, Florida U.S.A. metropolitan area, as published by the United States Department of Labor (but in any case not more than five percent per year). m) In the case of not reaching an agreement between the parties to renew, extend or sign a new contract the Lessee must surrender the leased facilities in compliance with the conditions states in letter "K" of this document, in the event that this does not occur, the Lessee will be subject to a fee of US$1,000.00 for every day he delays the surrendering of the building. n) Everything contained in this contract will be ruled by all the applicable provisions contained in the Export Processing Zone Law, the Civil Code, The Commerce Code, Zip Buena Vista Internal regulations and other related laws.
FOURTH: The Lessee states that he accepts this in all and each of its parts, and accordingly commits itself to faithfully comply with the same and for pertinent legal purpose, we the undersigned, with the power indicated above, sign this contract in two copies of one and the same tenor, one for each party. SIGNATURES FOLLOW.




MR. FREDERICK VINCENT KNOX    MR. JUAN M. CANAHUATI

PRESIDENT                     PRESIDENT



AMY INDUSTRIES DE HONDURAS,
  S.A. DE C.V.                ZIP BUENA VISTA, S.A.


































                           EXHIBIT 11

Biscayne Apparel, Inc.
Computation of Earnings (Loss) Per Share
(Dollars in Thousands, Except Per Share Amounts)


[CAPTION]


                                      Years Ended December 31,
                                      1995      1994      1993

Earnings (loss) before
 cumulative effect of
 change in accounting for
 income taxes                $  (6,127)   $   2,048     $ 3,687

Cumulative effect of change
 in accounting for income
 taxes        -                      -          208

   Net earnings (loss)       $  (6,127)   $   2,048     $ 3,895


PRIMARY:

Common and common
  equivalent shares:

   Weighted average common
   shares outstanding       10,733,551    9,179,461   8,899,032

   Potential dilution upon
   excercise of stock options
   and warrants                      -      472,176     149,530

Shares used in computation
of earnings (loss) per common
 share  10,733,551           9,651,637    9,048,562


PER SHARE AMOUNTS:

Earnings (loss) before
cumulative effect of change
in accounting for income
taxes   $    (0.57)          $    0.21      $  0.41

Cumulative effect of change
in accounting for income
taxes   -                            -         0.02

    Net earnings (loss)     $    (0.57)   $    0.21     $  0.43


FULLY DILUTED:

Common and common equivalent
shares:

   Weighted average common
   shares outstanding       10,733,551    9,179,461   8,899,032

   Potential dilution upon
   exercise of stock options
   and warrants                      -      472,176     273,516


Shares used in computation
of earnings (loss) per common
 share  10,733,551           9,651,637    9,172,548


PER SHARE AMOUNTS:

Earnings (loss) before
cumulative effect for
income taxes                $    (0.57)   $    0.21     $  0.40

Cumulative effect of
change in accounting
for income taxes                     -            -        0.02

    Net earnings (loss)     $    (0.57)   $    0.21     $  0.42



















                           EXHIBIT 21

                     Biscayne Apparel, Inc.
                 Subsidiaries of the Registrant
              For the Year Ending December 31, 1995



Biscayne Apparel International, Inc., a Delaware corporation

d/b/a:    Andy Johns Fashions International
          Andy Johns Kids
          KAOS
          Varon, Inc.
          Varon & Sons, Inc.
          Amy Industries

Mackintosh of New England Co., a Delaware corporation

Mackintosh (UK) Limited, a United Kingdom corporation

Amy Industries De Honduras, S.A. de C.V., a Honduran corporation

M&L International, Inc., an Illinois corporation

Unidex Garmets (Philippines), Inc., a Philippine corporation

Watersports Garmet Manufacturing, Inc., a Philippine corporation

GES Sportswear Manufacturing Corporation, a Philippine corporation

Teri Outerwear Manufacturing, Inc., a Philippine corporation

M&L Holding (Hong Kong) Limited, a Hong Kong corporation


















                           EXHIBIT 24

               CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Biscayne Apparel, Inc. and Subsidiaries on Forms S-8 and S-3 of our report dated February 23, 1996, except for the first paragraph of Note 2, for which the date is March 27, 1996, and Note 6, for which the date is March 28, 1996, on our audit of the consolidated financial statements and financial statement schedules of Biscayne Apparel, Inc. and Subsidiaries as of December 31, 1995, and for the year then ended, which report is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.




COOPERS & LYBRAND LLP



Parsippany, New Jersey
March 28, 1996