Form 10-K/A
period 1995-12-31
BISCAYNE APPAREL INC /FL/
filed 1996-04-02
CIK 88706

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

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

          11        Statement re: Computation of Per Share
                    Earnings.

          21        Subsidiaries of the Registrant.

          24        Consent of Coopers and Lybrand.




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                   BISCAYNE APPAREL, INC.



Date:  April 1, 1996          By: /s/ Peter Vandenberg, Jr.
                              Peter Vandenberg, Jr.
                              Vice President, Treasurer and
                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  April 1, 1996          By: /s/ Earl W. Powell
                                   Earl W. Powell
                                   Chairman


Date:  April 1, 1996          By: /s/ Peter Vandenberg, Jr.
                                   Peter Vandenberg, Jr.
                                   Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)


Date:  April 1, 1996          By: /s/ Phillip T. George, M.D.
                                   Phillip T. George, M.D.
                                   Vice Chairman


Date:  April 1, 1996          By: /s/ John E. Pollack
                                   John E. Pollack
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)

Date:  April 1, 1996          By: /s/ Harold E. Berritt
                                   Harold E. Berritt
                                   Director




Date:  April 1, 1996          By: /s/ Joseph B. Gildenhorn
                                   Joseph B. Gildenhorn
                                   Director


Date:  April 1, 1996          By: /s/ Kurt C. Gutfreund
                                   Kurt C. Gutfreund
                                   Director


Date:  April 1, 1996          By: /s/ John W. Partridge
                                   John W. Partridge
                                   Director


Date:  April 1, 1996          By: /s/ James J. Pinto
                                   James J. Pinto
                                   Director