Form 10-Q
period 1996-03-31
BISCAYNE APPAREL INC /FL/
filed 1996-05-08
CIK 88706

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarter ended               MARCH 31, 1996

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

     At March 31, 1996, there were 10,741,407 outstanding shares of the registrant's Common Stock, $0.01 par value.











                     BISCAYNE APPAREL, INC.


                              INDEX


Part I.   Financial Information                        Page No.

          Consolidated Balance Sheets
          March 31, 1996 and December 31, 1995........

          Consolidated Statements of Operations
          Three Months Ended March 31, 1996 and 1995...

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1996 and 1995...

          Notes to Consolidated Financial Statements....

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations..


Part II.  Other Information

          Item 1 - Legal Proceedings.....................

          Item 6 - Exhibits and Reports on Form 8-K......

          Signatures.....................................

























                     BISCAYNE APPAREL, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)


[CAPTION]


                                              MARCH 31,   MARCH 31,
                                                 1996      1995
                                             (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                    $   176    $   312
  Trade accounts receivable, less
   allowances of $1,674 in 1996 and
   $1,967 in 1995                               10,826     18,271
  Inventories                                   24,574     25,890
  Federal income tax receivable                  2,936      1,969
  Prepaid expenses and other                     2,050      1,972

      Total current assets                      40,562     48,414

Property, plant and equipment, less
  accumulated depreciation of $2,056
  in 1996 and $1,917 in 1995                     3,610      3,652
Investment in Hartwell Sports, Inc.                 -       1,627
Goodwill, net                                    6,012      6,072
Other assets, net                                1,825      1,977
                                               $52,009    $61,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 3,678    $ 3,841
  Accrued liabilities                            3,916      5,914
  Notes payable to banks                        12,950     17,850
  Current portion of long-term debt              1,750      1,250

      Total current liabilities                 22,294     28,855

Subordinated notes                               6,444      6,444
Long-term debt                                   4,500      6,250
Other liabilities                                  332        358

Commitments and contingencies                       -          -

Stockholders' Equity:
  Common stock, $0.01 par value;
  25,000,000 shares authorized;
  10,741,407 issued and outstanding
  in 1996 and 10,741,253 in 1995                   107        107
Additional paid-in capital                      26,309     26,309
Unearned stock award compensation                 (118)      (135)
Retained deficit                                (7,859)    (6,446)

      Total stockholders' equity                18,439     19,835
                                                $52,009   $61,742

                     See accompanying notes.













































                     BISCAYNE APPAREL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except per share data)
                           (Unaudited)


[CAPTION]



                                          THREE MONTHS ENDED
                                                MARCH 31,
                                            1996        1995

Net sales                                 $ 16,236    $ 15,389

Operating costs and expenses:
  Cost of goods sold                        12,270      11,524
  Selling, general and administrative        5,807       5,964

Operating loss                              (1,841)     (2,099)

Other income and (expenses):
  Interest and other expenses                 (837)       (595)
  Interest and other income                    151          32
  Gain on sale and equity in net
   income of investee                          123          63

Loss before income tax benefit              (2,404)     (2,599)

Income tax benefit                            (991)     (1,011)

Net loss                                  $ (1,413)   $ (1,588)

Net loss per common share                 $  (0.13)   $  (0.15)

Shares used in computing net loss
  per common share                       10,741,407  10,730,228


                     See accompanying notes.











                     BISCAYNE APPAREL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)

[CAPTION]


                                    THREE MONTHS ENDED
                                         MARCH 31,
                                  1996             1995
Operating activities:
  Net loss                       $(1,413)        $(1,588)
  Adjustments to reconcile
    net loss to net
    cash provided by (used in)
    operating activities:
     (Gain) on sale of assets        (11)             (3)
     (Gain) on sale of equity
       investee                     (123)              -
     Equity in net income of
       investee                        -             (63)
Amortization of unearned stock
   award compensation                 17              17
  Depreciation expense               158             108
  Amortization expense                69              57
  Provision for losses and
   sales allowances
   on receivables                  1,268             337

(Increase) decrease in
   operating assets:
  Trade accounts receivable        5,867          11,432
  Inventories                     1,064           (8,059)
  Prepaid expenses and other        (101)         (1,032)
  Federal income tax receivable     (967)              -
  Other assets                      (133)           (870)

Increase (decrease) in
   operating liabilities:
  Accounts payable                   (51)         (1,5378)
  Accrued liabilities             (1,226)         (1,655)
  Other liabilities                    -              (3)
  Net cash provided by
    (used in) operating
     activities                    4,418         (2,859)

Investing activities:
  Net sale of assets                  11               9
  Capital expenditures              (145)           (422)
  Proceeds on sale of
     equity investee               1,750               -
  Net cash provided by
     (used in) investing
     activities                    1,616            (413)

Financing activities:
  Payments under notes
   payable to banks              (13,100)        (13,825)
  Borrowings under notes
   payable to banks                8,200          14,325
  Proceeds from term loan              -           7,500
  Principal payments under
    term loan                     (1,250)              -
  Repayment of subordinated
    notes                              -          (6,276)
  Principal payments of
    capital leases                   (20)             (6)

  Net cash (used in) provided
    by financing activities       (6,170)          1,718

Net decrease in cash and cash
  equivalents                       (136)         (1,554)
Cash and cash equivalents at
  beginning of year                  312           4,178
Cash and cash equivalents at
  end of year                    $   176         $ 2,624

Supplemental disclosure
    information:
  Interest expense paid          $   763         $   440
  Income taxes paid              $    59         $   114

                     See accompanying notes.





















                     BISCAYNE APPAREL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes with respect thereto contained in the Biscayne Apparel, Inc., ("the Company") 1995 Annual Report on Form 10-K.

     The consolidated financial statements of the Company include the accounts of the parent company, and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII"), and M&L International, Inc. ("M&L"), which was acquired in 1994, and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited.
     As of March 1, 1996, Unidex, Watersports, Teri and GES ceased operations due to operating losses caused by labor increases and production inefficiencies. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co., Mackintosh (U.K.) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized during 1995. The Company had a 20% interest in Hartwell Sports, Inc. and accounted for this investment, over which it exercised significant influence, under the equity method in accordance with Accounting Principle Board Opinion No. 18. All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the 1996 presentation.

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



3.   The results of operations for the three month periods ended
     March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

4. Earnings per common share are based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during the period. Common stock equivalents include incremental shares from the exercise of stock options and warrants under the treasury stock method. Earnings (loss) per share and weighted average shares have been restated for the Company's May 1995 stock dividend.

5.   Included in accounts payable at March 31, 1996 and March 31,
     1995 are the Company's obligations under outstanding letters of credit of $1,015,000 and $947,000, respectively.

6. On March 27, 1996, the Company sold its 20% investment in Hartwell Sports, Inc. for $1,750,000. The sale resulted in a gain of $123,000 during the first quarter ended March 31, 1996. Cash proceeds from this sale were used to reduce Biscayne's outstanding indebtedness.

7. On March 28, 1996, Biscayne amended its loan agreements to provide for a $56,250,000 credit facility. This facility provides financing for working capital growth and capital expenditures, and includes a revolving credit facility of $50,000,000 and a $6,250,000 term loan.

8. The Company's management agreement with Trivest, Inc. ("Trivest"), an affiliate of the Company, was amended effective as of January 1, 1996 to reduce the amount of the annual base management fee (the "Base Fee") by $200,000 ("the 1996 Reduction Amount") for the calendar year beginning January 1, 1996. The amount of the Base Fee payable for periods beginning January 1, 1997 and thereafter will be determined as if the foregoing reduction had not taken effect, provided the Company is in compliance with the terms of its loan agreements, otherwise such prospective payments will be deferred and subordinated to the Company's senior lenders.

     In lieu of the 1996 Reduction Amount, the Company issued to Trivest a warrant ("the Warrant") to purchase an aggregate of 200,000 shares of the Company's Common stock, $0.01 par value, for an exercise price of $0.75 per share, the market value as of March 26, 1996. The Warrant will be exercisable in whole or in part at any time during the period beginning January 1, 1997 and ending at the close of business on December 31, 2001. Additionally, assuming the Company's Andy Johns Fashions International Divisions' and Mackintosh of New England, Co. Subsidiary's combined pretax income plus management fees, corporate expense and amortization of goodwill ("Operating Income") exceeds 75% of the actual 1993 Operating Income of $3,400,000 (or $2,550,000), the Manager shall have the option to receive a cash payment of an amount (the "Cash Payment of the 1996 Reduction Amount") equal to 1% of the 1996 Reduction Amount for each 1% of excess Operating Income earned in 1996, 1997 or 1998 above $2,550,000. The Cash Payment of the 1996 Reduction Amount shall not exceed the remainder of (X) the 1996 Reduction Amount minus (Y) the number of shares of stock issuable under the Warrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 VERSUS QUARTER ENDED MARCH 31, 1995:

Net sales for the first quarter of 1996 increased to $16,236,000 from first quarter 1995 sales of $15,389,000. The 6% increase was attributable to Andy Johns and M&L, offset by decreased sales at Mackintosh and Varon.

Consolidated sales backlog at April 30, 1996 were $61,091,000, compared to $51,040,000 at April 30, 1995. The increase of 20% results from enhancements to product development and sales and marketing efforts in the Company's outerwear and underwear operations.

Cost of goods sold as a percentage of net sales was 76% versus 75% for the quarters ended March 31, 1996 and 1995, respectively.
The slight increase is attributable to Andy Johns and Mackintosh realizing lower than normal selling prices on the selloff of Fall 1995 products and higher labor costs realized by Varon, offset by lower product costs realized by M&L.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales decreased to 36% in 1996 from 39% in 1995. This decline resulted from managements continuing efforts to reduce costs.

The apparel industry historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This trend could have a material adverse effect on the Company's business.

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

OTHER

Interest and other expenses for the quarter ended March 31, 1996 increased by $242,000 from the comparable quarter of 1995. The increase is primarily due to increased borrowings incurred during 1995 and related interest rate increases.

Interest and other income increased during the first quarter of 1996, primarily due to licensee revenues earned by M&L.

On March 27, 1996, the Company sold its 20% interest in Hartwell
Sports, Inc. for $1,750,000. Proceeds were used to reduce notes payable to banks. The sale resulted in a gain for the first quarter of 1996 of $123,000.

INCOME TAXES

For the quarters ended March 31, 1996 and 1995, the income tax benefit was greater than the benefit which would be derived upon application of the federal statutory rate, primarily because of state income tax benefits, non-taxable interest income and nondeductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $176,000 and $312,000 at March 31, 1996 and December 31, 1995, respectively. At March 31, 1996, the Company's working capital was $18,268,000, representing a current ratio of 1.82 to 1. This compares to working capital of $19,559,000 and a current ratio of 1.68 to 1 at December 31, 1995. These changes are due to the paydown of bank debt with normal seasonal reductions of current assets, offset by seasonal first quarter losses.

As presented in the Consolidated Statements of Cash Flows for the three months ended March 31, 1996, the decrease of accounts receivable of $5,867,000, the decrease in inventories of $1,064,000, and decrease in accrued liabilities of $1,226,000 are due to the seasonality of the Company's operations. On March 16, 1996 the Company repaid $1,250,000 of its long-term debt.

Capital expenditures for the three months ended March 31, 1996 decreased to $145,000 from $422,000 in 1995. The decrease is primarily due to Varon, which in 1995 had invested in equipment for its new Honduran plant.

The Company expects that cash on hand, cash from operations, and borrowings under its revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a)   Exhibits:

               10 Amended and Restated Credit Agreement and Guaranty dated as of March 28, 1996 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent.

               11      Computation of Per Share Earnings

               27      Financial Data Schedule

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


















                           SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                   BISCAYNE APPAREL, INC.


Date:  May 8, 1996                 By: /s/ John E. Pollack
                                      John E. Pollack
                                      President and Chief
                                      Executive Officer



Date:  May 8, 1996                 By: /s/ Peter Vandenberg, Jr.
                                      Peter Vandenberg, Jr.
                                      Vice President, Treasurer and
                                      Chief Financial Officer






































                           EXHIBIT 11
                     Biscayne Apparel, Inc.
                Computation of Per Share Earnings
                  (Dollars in Thousands, Except
                       Per Share Amounts)
                           (Unaudited)


[CAPTION]


                                      THREE MONTHS ENDED
                                            MARCH 31,

                                       1996      1995

Net loss                            $ (1,413)     $ (1,588)

PRIMARY:

Common and common equivalent shares:

  Weighted average common shares
   outstanding                    10,741,407    10,730,228

  Potential dilution upon exercise
   of stock options and warrants      -             -

Shares used in computing net loss
  per common share                10,741,407    10,730,228


PER SHARE AMOUNTS:

Net loss per share                  $  (0.13)     $  (0.15)


FULLY DILUTED:

Common and common equivalent shares:

  Weighted average common shares
   outstanding                    10,741,407    10,730,228

  Potential dilution upon exercise of
   stock options and warrants         -             -

Shares used in computing net loss
  per common share                10,741,407    10,730,228


PER SHARE AMOUNTS:

Net loss per share                  $  (0.13)     $  (0.15)


































                           EXHIBIT 10











AMENDED AND RESTATED CREDIT AGREEMENT AND GUARANTY

Dated as of March 28, 1996

among

BISCAYNE APPAREL, INC.
BISCAYNE APPAREL INTERNATIONAL, INC.
MACKINTOSH OF NEW ENGLAND CO.,
and
M & L INTERNATIONAL, INC.

the Lenders signatory hereto

and

THE CHASE MANHATTAN BANK, N.A.

as Agent

MILBERG FACTORS, INC.

as Servicing Agent



























                        TABLE OF CONTENTS


ARTICLE 1.  DEFINITIONS; ACCOUNTING TERMS. . . . . . . . . . .

     Section 1.01.  Definitions. . . . . . . . . . . . . . . .
     Section 1.02.  Accounting Terms . . . . . . . . . . . . . .
     Section 1.03.  Rules of Construction. . . . . . . . . . . .

ARTICLE 2.  THE LOANS. . . . . . . . . . . . . . . . . . . . . .

     Section 2.01.  Revolving Credit Loans . . . . . . . . . . .
     Section 2.02.  Term Loans . . . . . . . . . . . . . . . . .
     Section 2.03.  The Notes. . . . . . . . . . . . . . . . . .
     Section 2.04.  Purpose. . . . . . . . . . . . . . . . . . .
     Section 2.05.  Borrowing Procedures . . . . . . . . . . . .
     Section 2.06.  Funding of Revolving Credit
                    Loans by Servicing Agent . . . . . . . . . .
     Section 2.07.  Prepayments and Conversions. . . . . . . . .
     Section 2.08.  Mandatory Prepayments. . . . . . . . . . . .
     Section 2.09.  Interest Periods; Renewals . . . . . . . . .
     Section 2.10.  Changes of Revolving Credit
                    Commitments. . . . . . . . . . . . . . . . .
     Section 2.11.  Certain Notices. . . . . . . . . . . . . . .
     Section 2.12.  Collection of Accounts . . . . . . . . . . .
     Section 2.13.  Minimum Amounts. . . . . . . . . . . . . . .
     Section 2.14.  Interest . . . . . . . . . . . . . . . . . .
     Section 2.15.  Fees . . . . . . . . . . . . . . . . . . . .
     Section 2.16.  Payments Generally . . . . . . . . . . . . .
     Section 2.17.  Administration and Servicing . . . . . . . .
     Section 2.18.  Adjustments to Existing Loans
                    and Participations . . . . . . . . . . . . .

ARTICLE 3.  LETTERS OF CREDIT. . . . . . . . . . . . . . . . . .

     Section 3.01.  Letters of Credit. . . . . . . . . . . . . .
     Section 3.02.  Reimbursement Obligation . . . . . . . . . .
     Section 3.03.  Payment of Commissions,
                    Expenses and Interest. . . . . . . . . . . .
     Section 3.04.  Proper Drawing; Chase's Honoring . . . . . .
     Section 3.05.  Amendment, Change, Modification,
                    No Waiver. . . . . . . . . . . . . . . . . .
     Section 3.06.  U.C.P.; Agreements and
                    Acknowledgments; Indemnification . . . . . .
     Section 3.07.  Licenses; Insurance; Regulations . . . . . .
     Section 3.08.  Additional Security. . . . . . . . . . . . .
     Section 3.09.  Continuing Rights and Obligations. . . . . .
     Section 3.10.  Instructions; No Liability . . . . . . . . .
     Section 3.11.  Amended Agreement. . . . . . . . . . . . . .
     Section 3.12.  Chase Micro L/C. . . . . . . . . . . . . . .
     Section 3.13.  Bills of Lading. . . . . . . . . . . . . . .
     Section 3.14.  Use of Loans . . . . . . . . . . . . . . . .

ARTICLE 4.  LETTERS OF INDEMNITY . . . . . . . . . . . . . . . .

     Section 4.01.  Letters of Indemnity . . . . . . . . . . . .
     Section 4.02.  Reimbursement Agreement. . . . . . . . . . .
     Section 4.03.  Authorization. . . . . . . . . . . . . . . .
     Section 4.04.  Delivery of Required Documentation . . . . .
     Section 4.05.  Continuing Obligations . . . . . . . . . . .
     Section 4.06.  Instructions . . . . . . . . . . . . . . . .
     Section 4.07.  Fees . . . . . . . . . . . . . . . . . . . .

ARTICLE 5.  PARTICIPATIONS . . . . . . . . . . . . . . . . . . .

     Section 5.01.  Sale and Purchase Of
                    Participations . . . . . . . . . . . . . . .
     Section 5.02.  Participation in Fees and
                    Collateral; Relationship . . . . . . . . . .
     Section 5.03.  Procedures . . . . . . . . . . . . . . . . .
     Section 5.04.  Collections and Remittances. . . . . . . . .
     Section 5.05.  Administration Standard of Care. . . . . . .

ARTICLE 6.  YIELD PROTECTION; ILLEGALITY; ETC. . . . . . . . . .

     Section 6.01.  Additional Costs . . . . . . . . . . . . . .
     Section 6.02.  Limitation on Types of Loans . . . . . . . .
     Section 6.03.  Illegality . . . . . . . . . . . . . . . . .
     Section 6.04.  Certain Conversions pursuant to
                    Sections 6.01 and 6.03 . . . . . . . . . . .
     Section 6.05.  Certain Compensation . . . . . . . . . . . .

ARTICLE 7.  CONDITIONS PRECEDENT . . . . . . . . . . . . . . . .

     Section 7.01.  Conditions Precedent to the
                    Effectiveness of this
                    Agreement and the Initial Use
                    of a Credit Facility on
                    or after the Second Closing Date . . . . . .
     Section 7.02.  Additional Conditions Precedent. . . . . . .
     Section 7.03.  Deemed Representations . . . . . . . . . . .

ARTICLE 8.  REPRESENTATIONS AND WARRANTIES . . . . . . . . . . .

     Section 8.01.  Incorporation, Good Standing and
                    Due Qualification. . . . . . . . . . . . . .
     Section 8.02.  Corporate Power and Authority; No
                    Conflicts. . . . . . . . . . . . . . . . . .
     Section 8.03.  Legally Enforceable Agreements . . . . . . .
     Section 8.04.  Litigation . . . . . . . . . . . . . . . . .
     Section 8.05.  Financial Statements . . . . . . . . . . . .
     Section 8.06.  Ownership and Liens. . . . . . . . . . . . .
     Section 8.07.  Taxes. . . . . . . . . . . . . . . . . . . .
     Section 8.08.  ERISA. . . . . . . . . . . . . . . . . . . .
     Section 8.09.  Subsidiaries and Ownership of
                    Stock. . . . . . . . . . . . . . . . . . . .
     Section 8.10.  Credit Arrangements. . . . . . . . . . . . .
     Section 8.11.  Operation of Business. . . . . . . . . . . .
     Section 8.12.  Hazardous Materials. . . . . . . . . . . . .
     Section 8.13.  No Default on Outstanding Judgments
                    or Orders. . . . . . . . . . . . . . . . . .
     Section 8.14.  No Defaults on Other Agreements. . . . . . .
     Section 8.15.  Labor Disputes and Acts of God . . . . . . .
     Section 8.16.  Governmental Regulation. . . . . . . . . . .
     Section 8.17.  Partnerships . . . . . . . . . . . . . . . .
     Section 8.18.  No Forfeiture. . . . . . . . . . . . . . . .
     Section 8.19.  Solvency . . . . . . . . . . . . . . . . . .

ARTICLE 9.  AFFIRMATIVE COVENANTS. . . . . . . . . . . . . . . .

     Section 9.01.  Maintenance of Existence . . . . . . . . . .
     Section 9.02.  Conduct of Business. . . . . . . . . . . . .
     Section 9.03.  Maintenance of Properties. . . . . . . . . .
     Section 9.04.  Maintenance of Records . . . . . . . . . . .
     Section 9.05.  Maintenance of Insurance . . . . . . . . . .
     Section 9.06.  Compliance with Laws . . . . . . . . . . . .
     Section 9.07.  Right of Inspection. . . . . . . . . . . . .
     Section 9.08.  Asset Based Audit. . . . . . . . . . . . . .
     Section 9.09.  Reporting Requirements . . . . . . . . . . .

ARTICLE 10.  NEGATIVE COVENANTS. . . . . . . . . . . . . . . . .

     Section 10.01.  Debt. . . . . . . . . . . . . . . . . . . .
     Section 10.02.  Guaranties, Etc . . . . . . . . . . . . . .
     Section 10.03.  Liens . . . . . . . . . . . . . . . . . . .
     Section 10.04.  Leases. . . . . . . . . . . . . . . . . . .
     Section 10.05.  Investments . . . . . . . . . . . . . . . .
     Section 10.06.  Dividends . . . . . . . . . . . . . . . . .
     Section 10.07.  Sale of Assets. . . . . . . . . . . . . . .
     Section 10.08.  Stock of Subsidiaries, Etc. . . . . . . . .
     Section 10.09.  Transactions with Affiliates. . . . . . . .
     Section 10.10.  Mergers, Etc. . . . . . . . . . . . . . . .
     Section 10.11.  No Activities Leading to
                     Forfeiture. . . . . . . . . . . . . . . . .
     Section 10.12.  No modification of Significant
                     Agreements. . . . . . . . . . . . . . . . .
     Section 10.13.  Other Negative Pledge Agreements. . . . . .
     Section 10.14.  Accounts Payable to Trade
                     Creditors . . . . . . . . . . . . . . . . .
     Section 10.15.  Change in Fiscal Year . . . . . . . . . . .

ARTICLE 11.  FINANCIAL COVENANTS . . . . . . . . . . . . . . . .

     Section 11.01.  Minimum Subordinated Debt . . . . . . . . .
     Section 11.02.  Minimum Tangible Net Worth. . . . . . . . .
     Section 11.03.  Funded Debt to Tangible Net Worth . . . . .
     Section 11.04.  Net Income. . . . . . . . . . . . . . . . .
     Section 11.05.  Capital Expenditures. . . . . . . . . . . .

ARTICLE 12.  EVENTS OF DEFAULT . . . . . . . . . . . . . . . . .

     Section 12.01.  Events of Default . . . . . . . . . . . . .
     Section 12.02.  Remedies. . . . . . . . . . . . . . . . . .

ARTICLE 13.  THE AGENTS; RELATIONS AMONG LENDERS AND
             BORROWERS . . . . . . . . . . . . . . . . . . . . .
     Section 13.01.  Appointment, Powers and Immunities
                     of Agent. . . . . . . . . . . . . . . . . .
     Section 13.02.  Appointment, Powers and Immunities
                     of Servicing Agent. . . . . . . . . . . . .
     Section 13.03.  Reliance by each of the Agent and
                     the Servicing Agent . . . . . . . . . . . .
     Section 13.04.  Defaults. . . . . . . . . . . . . . . . . .
     Section 13.05.  Rights of each of the Agent and
                     the Servicing Agent as a Lender . . . . . .
     Section 13.06.  Indemnification of Agents . . . . . . . . .
     Section 13.07.  Documents . . . . . . . . . . . . . . . . .
     Section 13.08.  Non-Reliance on the Agents and
                     Other Lenders . . . . . . . . . . . . . . .
     Section 13.09.  Failure of Either the Agent or
                     the Servicing Agent to Act. . . . . . . . .
     Section 13.10.  Resignation or Removal of Either
                     the Agent or the Servicing Agent. . . . . .
     Section 13.11.  Amendments Concerning Agency
                     Function. . . . . . . . . . . . . . . . . .
     Section 13.12.  Liability of Each of the Agent
                     and the Servicing Agent . . . . . . . . . .
     Section 13.13.  Transfer of Agency Function . . . . . . . .
     Section 13.14.  Non-Receipt of Funds by the Agent . . . . .
     Section 13.15.  Withholding Taxes . . . . . . . . . . . . .
     Section 13.16.  Several Obligations and Rights
                     of Lenders. . . . . . . . . . . . . . . . .
     Section 13.17.  Pro Rata Treatment of Loans, Etc. . . . . .
     Section 13.18.  Sharing of Payments Among Lenders . . . . .
     Section 13.19.  Application of Proceeds of
                     Collateral. . . . . . . . . . . . . . . . .

ARTICLE 14.  GUARANTY. . . . . . . . . . . . . . . . . . . . . .

     Section 14.01.  Guaranty. . . . . . . . . . . . . . . . . .
     Section 14.02.  Guaranty Obligations
                     Unconditional . . . . . . . . . . . . . . .
     Section 14.03.  Waivers . . . . . . . . . . . . . . . . . .
     Section 14.04.  Subrogation . . . . . . . . . . . . . . . .
     Section 14.05.  Contribution. . . . . . . . . . . . . . . .
     Section 14.06.  Limitation of Liability . . . . . . . . . .

ARTICLE 15.  MISCELLANEOUS . . . . . . . . . . . . . . . . . . .

     Section 15.01.  Amendments and Waivers. . . . . . . . . . .
     Section 15.02.  Usury . . . . . . . . . . . . . . . . . . .
     Section 15.03.  Expenses. . . . . . . . . . . . . . . . . .
     Section 15.04.  Survival. . . . . . . . . . . . . . . . . .
     Section 15.05.  Assignment: Participations. . . . . . . . .
     Section 15.06.  Notices . . . . . . . . . . . . . . . . . .
     Section 15.07.  Setoff. . . . . . . . . . . . . . . . . . .
     Section 15.08.  JURISDICTION; IMMUNITIES. . . . . . . . . .
     Section 15.09.  Table of Contents; Headings . . . . . . . .
     Section 15.10.  Severability. . . . . . . . . . . . . . . .
     Section 15.11.  Counterparts. . . . . . . . . . . . . . . .
     Section 15.12.  Integration . . . . . . . . . . . . . . . .
     Section 15.13.  GOVERNING LAW . . . . . . . . . . . . . . .
     Section 15.14.  Confidentiality . . . . . . . . . . . . . .
     Section 15.15.  Treatment of Certain Information. . . . . .
     Section 15.16.  Collection of Accounts. . . . . . . . . . .

EXHIBITS

Exhibit A-1    Amended and Restated Revolving Credit Promissory
               Note
Exhibit A-2    Amended and Restated Term Loan Promissory Note
Exhibit B      Authorization Letter
Exhibit C      Amendment to Security Agreement
Exhibit D      Lockbox Agreement
Exhibit E      Trivest Letter Agreement
Exhibit F      Warrant
Exhibit G      Flash Report
Exhibit H      Confidentiality Agreement
Exhibit I      Opinion of Counsel for the Borrower

SCHEDULES

Schedule I     Subsidiaries and Other Ownership Interests of
               Borrowers
Schedule II    Credit Arrangements
Schedule III   Hazardous Materials



None of the Exhibits and Schedules listed on page V of the Amended and Restated Credit Agreement and Guaranty dated as of March 28, 1996 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent filed herewith, are being filed with this document. The Registrant agrees to supplementally file a copy of any such Exhibits or Schedules with the Commission upon request.







































          AMENDED AND RESTATED CREDIT AGREEMENT AND GUARANTY dated as of March 28, 1996 among Biscayne Apparel, Inc. ("Apparel"), Biscayne Apparel International, Inc. ("BAI"), Mackintosh of New England Co. ("Mackintosh"), and M&L International, Inc. ("M&L"), (each a "Borrower" and collectively the "Borrowers"), each of the lenders which is a signatory hereto (each a "Lender" and collectively the "Lenders"), The Chase Manhattan Bank (National Association), as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Agent"), and Milberg Factors, Inc., as servicing agent for the Lenders (in such capacity, together with its successors in such capacity, the "Servicing Agent").

                     PRELIMINARY STATEMENTS

          1. REFERENCES. Reference is made to the Credit Agreement dated as of March 16, 1995 among Apparel, BAI, Mackintosh, M&L, each of the Lenders signatory thereto, and The Chase Manhattan Bank, N.A., as agent for each of the Lenders signatory thereto, as heretofore amended (the "1995 Credit Agreement").

          2. AMENDMENT AND RESTATEMENT. To the extent that this Amended and Restated Credit Agreement and Guaranty amends the 1995 Credit Agreement, the 1995 Credit Agreement is amended, and to the extent that this Amended and Restated Credit Agreement and Guaranty restates the 1995 Credit Agreement, the 1995 Credit Agreement is restated.

          The parties hereto agree as follows:

           ARTICLE 1.  DEFINITIONS; ACCOUNTING TERMS.

          Section 1.01.  DEFINITIONS.  As used in this Agreement
the following terms have the following meanings (terms defined in the singular to have a correlative meaning when used in the plural and VICE VERSA):

          "Account" means, any right to payment for goods sold or leased or services rendered, regardless of how such right is evidenced and whether it has been earned by performance, whether secured or unsecured, now existing or hereafter arising, and the proceeds thereof.

          "Account Debtor" means each Person obligated to make payment on an Account.

          "Affiliate" means, any Person: (a) which directly or indirectly controls, or is controlled by, or is under common control with, a Borrower or any of its Subsidiaries; (b) which directly or indirectly beneficially owns or holds 5% or more of any class of voting stock of a Borrower or any such Subsidiary;
(c) 5% or more of the voting stock of which is directly or indirectly beneficially owned or held by a Borrower or such Subsidiary; or (d) which is a partnership in which a Borrower or any of its Subsidiaries is a general partner. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

          "Agents" means each of the Agent and the Servicing
Agent.

          "Agreement" means, this Amended and Restated Credit
Agreement and Guaranty.  References to Articles, Sections,
Exhibits, Schedules and the like refer to the Articles, Sections, Exhibits, Schedules and the like of this Agreement unless otherwise indicated.

          "Amendment to Security Agreements" means the amendment to each of the Security Agreements in the form of Exhibit C hereto, to be delivered by the parties thereto under the terms of this Agreement.

          "Amortization Date" means, each of March 31, 1997;
March 31, 1998 and March 31, 1999, provided that if any such day is not a Banking Day, such day shall be the next succeeding
Banking Day.

          "Apparel" means, Biscayne Apparel, Inc.

          "Authorization Letter" means, the letter agreement executed by the Borrowers in the form of Exhibit B.

          "BAI" means Biscayne Apparel International, Inc.

          "Banking Day" means, any day on which commercial banks are not authorized or required to close in New York City, New York; Boston, Massachusetts; and Philadelphia, Pennsylvania and whenever such day relates to a Eurodollar Loan or notice with respect to any Eurodollar Loan, a day on which dealings in Dollar deposits are also carried out in the London interbank market.

          "Banks" means each of Chase, Corestates Bank, N.A., The
First National Bank of Boston, NatWest Bank N.A and Milberg.

          "Borrower" means, each of Apparel, BAI, M&L, and Mackintosh.

          "Capitalization Expenditures" means, for any period, the Dollar amount of gross expenditures (including obligations under Capital Leases) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto, incurred during such period, all as determined in accordance with GAAP.

          "Capital Lease" means, any lease which has been or should be capitalized on the books of the lessee in accordance with GAAP.

          "Chase" means, The Chase Manhattan Bank (National
Association).

          "Code" means, the Internal Revenue Code of 1986.

          "Collateral" means any and all real and personal property subject to a Lien granted by any of the Security
Documents.

          "Collateral Borrowing Base" means an amount equal to one hundred percent (100%) of Eligible Accounts.

          "Commitment(s)" means the Revolving Credit Commitment.

          "Consolidated Capital Expenditures" means Capital
Expenditures of Apparel and its Consolidated Subsidiaries, as determined on a consolidated basis in accordance with GAAP.

          "Consolidated Funded Debt" means, Funded Debt of
Apparel and its Consolidated Subsidiaries, as determined on a consolidated basis in accordance with GAAP.

          "Consolidated Net Income" means, for any period, the net income of Apparel and its Consolidated Subsidiaries, all as determined in accordance with GAAP.

          "Consolidated Subsidiary" means, any Subsidiary whose accounts are or are required to be consolidated with the accounts of Apparel in accordance with GAAP.

          "Consolidated Tangible Net Worth" means, Tangible Net
Worth of Apparel and its Consolidated Subsidiaries, as determined on a consolidated basis in accordance with GAAP.

          "Credit Facility" means, collectively, the Revolving
Credit Loans, the Term Loans, the Letters of Credit, and the
Letters of Indemnity or any or all of the foregoing, all as the context may require.

          "Debt" means, with respect to any Person:
(a) indebtedness of such Person for borrowed money;
(b) indebtedness for the deferred purchase price of property or services (except trade payables in the ordinary course of business); (c) Unfunded Benefit Liabilities of such Person (if such Person is not a Borrower, determined in a manner analogous to that of determining Unfunded Benefit Liabilities of the Borrowers); (d) the face amount of any outstanding letters of credit issued for the account of such Person; (e) obligations arising under acceptance facilities; (f) guaranties, endorsements (other than for collection in the ordinary course of business) and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any Person, or otherwise to assure a creditor against loss;
(g) obligations secured by any Lien on property of such Person;
(h) obligations of such Person as lessee under Capital Leases; and (i) all obligations under any agreement providing for a swap, ceiling rates, ceiling and floor rates, contingent participation or other hedging mechanisms with respect to interest payable on any of the items described above in this definition.

          "Default" means, any event which with the giving of notice or lapse of time, or both, would become an Event of Default.

          "Default Rate" means, with respect to the principal of any Loan and, to the extent permitted by law, any other amount payable by the Borrowers under this Agreement or any Note that is not paid when due (whether at stated maturity, by acceleration or otherwise), a rate per annum during the period from and including the due date, to, but excluding the date on which such amount is paid in full equal to 2% above the Variable Rate as in effect from time to time plus the Margin (if any) (provided that, if the amount so in default is principal of a Eurodollar Loan and the due date thereof is a day other than the last day of the interest Period therefor, the "Default Rate" for such principal shall be, for the period from and including the due date and to but excluding the last day of the Interest Period therefor, 2% above the interest rate for such Loan as provided in Section 2.14 hereof and, thereafter, the rate provided for above in this definition).

          "Discretionary Overadvance" has the meaning specified in Section 2.01.

          "Dollars" and the sign "$" mean lawful money of the United States of America.

          "Eligible Account" means each Account of a Borrower, now existing or hereafter arising, which Account met the following specifications at the time it came into existence and continues to meet the same until it is collected in full: (a) shipment of the merchandise or the rendition of services has been completed; (b) no return, rejection or repossession of the merchandise has occurred; (c) merchandise or services shall not have been rejected or disputed by the Account Debtor and there shall not have been asserted any offset, defense or counterclaim;
(d) it continues to be in full conformity with the representations and warranties made by the applicable Borrower to the Lenders with respect thereto; (e) the Servicing Agent is and continues to be, satisfied with the credit standing of the Account Debtor in relation to the amount of credit extended; (f) if the Servicing Agent requests to review documentation related to an Account, such documentation is in a form satisfactory to the Servicing Agent; (g) such Account shall not be unpaid more than 60 days from the due date and such due date is not more than 120 days from the date of issuance of the invoice for such Account; (h) less than 25% of the unpaid amount of invoices due from such Account Debtor and its affiliates remain unpaid more than 60 days from the due date; (i) it is not evidenced by chattel paper or an instrument of any kind with respect to or in payment of the Account unless such instrument is duly endorsed to and in the possession of the Agent or represents a check in payment of an Account; (j) if the Account Debtor is located outside of the United States, the goods which gave rise to such Account were shipped after receipt by the applicable Borrower from or on behalf of the Account Debtor of an irrevocable letter of credit, assigned and delivered to the Servicing Agent with a copy to the Agent and confirmed by a financial institution acceptable to the Required Lenders and is in form and substance acceptable to the Servicing Agent payable in the full amount of the Account in United States dollars at a place of payment located with the United States; provided, however, that the Account Debtor may be located outside the United States without complying with the requirements of this clause (j) if such Account Debtor is approved by the Servicing Agent in its sole discretion and if all such Accounts of all such Account Debtors outstanding at any time are equal to or less than $600,000; (k) such Account is not subject to any Lien, other than a Lien granted to the Agent for the benefit of the Lenders; (l) it does not arise out of transactions with any employee, officer, agent, director, stockholder or affiliate of any Borrower; (m) it is payable to the applicable Borrower; (n) it does not arise out of a bill and hold sale prior to shipment or a sale to any Account Debtor to whom the applicable Borrower is indebted; (o) it is net of any returns, discounts, claims, credits and allowances; (p) if the Account arises out of contracts between the applicable Borrower and a Governmental Authority, such Borrower has so notified the Servicing Agent, in writing, prior to the creation of such Account and, if the Required Lenders so request, there has been compliance with any governmental notice or approval requirements, including without limitation, compliance with the Federal Assignment of Claims Act; provided, however, the Account Debtor may be a Governmental Authority without complying with the requirements of this clause (p) with Accounts outstanding at any time of up to an aggregate maximum amount for all such Governmental Authorities of $1,000,000; (q) it is a good and valid Account representing an undisputed bona fide indebtedness incurred by the Account Debtor therein named, for a fixed sum as set forth in the invoice relating thereto with respect to an unconditional sale and delivery upon the stated terms of goods sold by the applicable Borrower, or work, labor and/or services rendered by the applicable Borrower; (r) the Account shall have arisen from the bona fide sale of goods or provision of services, which goods or services have been provided to an Account Debtor on an absolute sale basis, are not shipped or delivered or provided on a consignment, approval, bill and hold, or sale-or-return basis (in each case except to the extent the goods provided on such basis are finally sold), are not subject to any pre-arranged repurchase or return agreement or arrangement that is effective on the date of determination of eligibility, and the Account Debtor has not refused to accept or revoked acceptance of such goods or services; and such sale of goods or provision of services has been completed in accordance with terms and provisions contained in any documents related thereto; (s) the Account Debtor on such Account is not bankrupt, insolvent or no longer actively engaged in business; (t) the Account is a valid, legally enforceable obligation of the Account Debtor; (u) the Account does not arise out of the provisions of trial services or delivery of samples or trial merchandise to customers or Account Debtors; and (v) it is otherwise satisfactory to the Required Lenders as determined in good faith by the Required Lenders in the reasonable exercise of their discretion.

          "Environmental Laws" means, any and all federal, state, local and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or other governmental restrictions relating to the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes.

          "ERISA" means, the Employee Retirement Income Security
Act of 1974, as amended from time to time, including any rules and regulations promulgated thereunder.

          "ERISA Affiliate" means, any corporation or trade or business which is a member of any group of organizations
(i) described in Section 414(b) or (c) of the Code of which a Borrower is a member, or (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which a Borrower is a member.

          "Eurodollar Base Rate" means, with respect to any Interest Period for a Eurodollar Loan, the arithmetic mean, as calculated by the Agent, of the respective rates per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) quoted at approximately 11:00 a.m. London time by the principal London branch of the Reference Lender two Banking Days prior to the first day of such Interest Period for the offering to leading banks in the London interbank market of Dollar deposits in immediately available funds, for a period, and in an amount, comparable to the Interest Period and principal amount of the Eurodollar Loan which shall be made by such Reference Lender and outstanding during such Interest Period.

          "Eurodollar Loan" means, any Loan when and to the extent the interest rate therefor is determined on the basis of the definition of "Eurodollar Base Rate."

          "Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal to the sum of the quotient of (i) the Eurodollar Base Rate for such Loan for such Interest Period, divided by (ii) one minus the Reserve Requirement for such Loan for such Interest Period.

          "Event of Default" has the meaning given such term in
Section 12.01.

          "Excess Cash Flow" means, for any period, the sum of Operating Cash Flow minus interest expense; minus state and federal taxes minus Capital Expenditures made during such period to the extent permitted hereunder; minus scheduled principal payments of Funded Debt and without duplication scheduled payments of Capital Lease obligations; plus (minus) increases (decreases) in operating current liabilities (excluding short term indebtedness for borrowed money or the current portion of Funded Debt), including, but not limited to, changes in accounts payable, accrued expenses and other current liabilities; minus
(plus) increases (decreases) in operating current assets (excluding cash and each equivalents), including but not limited to accounts receivable, inventory and other operating current assets.

          "Facility Documents" means, this Agreement, the Notes, the Authorization Letter, the Lock Box Agreement, the Security
Documents, and any Letter of Credit application or reimbursement agreement.

          "Federal Funds Rate" means, for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York for such day (or for any day that is not a Banking Day, for the immediately preceding Banking Day).

          "First Closing Date" means March 16, 1995.

          "Forfeiture Proceeding" means, any action, proceeding or investigation affecting any of the Borrowers or any of their Subsidiaries before any court, governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, or the receipt of notice by any such party that any of them is a suspect in or a target of any governmental inquiry or investigation, which may result in an indictment of any of them or the seizure or forfeiture of a material portion of any of their property.

          "Funded Debt" means, the total of the Revolving Credit
Loans and the Term Loans.

          "GAAP" means, generally accepted accounting principles in the United States of America as in effect on December 31, 1994.

          "Governmental Authority" means any nation or government, any state or other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory or administrative functions or pertaining to government.

          "Grantor" has the meaning given such term in the Security Documents.

          "Guarantor" means, each of Apparel, BAI, M&L, and Mackintosh to the extent any such entity guarantees the obligation of any other entity under this Agreement or any other
Facility Document.

          "Interest Period" means with respect to any Eurodollar Loan, the period commencing on the date such Loan is made, converted from another type of Loan or renewed, as the case may be, and ending, as the Borrowers may select pursuant to Section 2.07, on the numerically corresponding day in the first, second, or third calendar month thereafter, provided that each such Interest Period which commences on the last Banking Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Banking Day of the appropriate calendar month.

          "Law" means any federal, state, local or foreign statute, law, rule, regulation, ordinance, order, code, policy or rule of common law, now or hereafter in effect, and in each case as amended, and any judicial or administrative interpretation thereof by a Governmental Authority or otherwise, including any judicial or administrative order, consent decree or judgment.

          "Lending Office" means, for each Lender and for each type of Loan, the lending office of such Lender (or of an Affiliate of such Lender) designated as such for such type of Loan on its signature page hereof or such other office of such Lender (or of an Affiliate of such Lender) as such Lender may from time to time specify to the Agent and the Borrowers as the office by which its Loans of such type are to be made and maintained.

          "Letter of Credit" has the meaning specified in Section
3.01.

          "Letter of Indemnity" has the meaning specified in
Section 4.01.

          "Lien" means, any lien (statutory or otherwise), security interest, mortgage, deed of trust, priority, pledge, charge, conditional sale, title retention agreement, financing lease or other encumbrance or similar right of others, or any agreement to give any of the foregoing.

          "Loan" means, the Revolving Credit Loans or Term Loans, or both, all as the context may require.

          "Lock Box Account" means the account(s) established and maintained pursuant to the Lock Box Agreement.

          "Lock Box Agreement" means the Lock Box Agreement in the form of Exhibit D to be delivered by each Borrower under the terms of this Agreement.

          "M&L" means M&L International, Inc.

          "Mackintosh" means Mackintosh of New England Co.

          "Margin" means, (1) with respect to the Revolving Credit Loans (a) with respect to that portion of the Revolving Credit Loans which are equal to or less than the Collateral Borrowing Base, 1% (100 basis points), and (b) with respect to that portion of the Revolving Credit Loans which are greater than the Collateral Borrowing Base, 1.25% (one hundred twenty-five basis points), and (2) with respect to the Term Loans (a) which are Variable Rate Loans, 2% (two hundred basis points), and (b) which are Eurodollar Loans, 4.5% (four hundred fifty basis points.

          "Milberg" means Milberg Factors, Inc.

          "Multiemployer Plan" means, a Plan defined as such in
Section 3(37) of ERISA to which contributions have been made by the Borrowers or any ERISA Affiliate and which is covered by Title IV of ERISA.

          "Note" means, a promissory note of the Borrowers in the form of Exhibit A-1 and A-2 hereto evidencing the Loans owed to a Lender hereunder.

          "Original Banks" means each of Chase, Corestates Bank,
N.A., The First National Bank of Boston, and NatWest Bank N.A.

          "Outstanding Letter of Credit Obligations" means, at any time, an amount equal to the sum, without duplication, of (1) the aggregate unused face amount of all outstanding Letters of Credit, (2) the aggregate amount of all unreimbursed obligations on the Letters of Credit, (3) the aggregate amount of all overdrafts created to satisfy any of the foregoing obligations, and (4) any Letter of Credit fee due and payable.

          "Outstanding Total Debt Obligations" means, at any time, an amount equal to the sum of (a) the Outstanding Working
Capital Obligations, plus (b) the aggregate principal amount of the outstanding Term Loans.

          "Outstanding Working Capital Obligations" means, at any time an amount equal to the sum, without duplication, of (a) the aggregate principal amount of all outstanding Revolving Credit Loans, (b) the aggregate unused face amount of, and all unreimbursed obligations on, Letters of Credit, and (c) the outstanding amount of all outstanding overdrafts created to satisfy any of the foregoing (all reductions in overdrafts shall first be applied to reduce overdrafts created to satisfy obligations other than the obligations listed above).

          "Participation" has the meaning specified in Section
5.01.

          "PGBC" means, the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

          "Person" means, an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

          "Plan" means, any employee benefit or other plan established or maintained, or to which contributions have been made, by the Borrowers or any ERISA Affiliate and which is covered by Title IV of ERISA, other than a Multiemployer Plan.

          "Prime Rate" means, that rate of interest from time to time announced by the Reference Lender at its principal office as its prime commercial lending rate.

          "Principal Office" means, the principal office of the Agent, presently located at 1 Chase Manhattan Plaza, New York,
New York 10081.

          "Pro Rata Share" means (1) with respect to each Lender's Revolving Credit Commitment, a fraction, the numerator of which is such Lender's portion of the Revolving Credit Commitments and the denominator of which is the total of all Lenders' portions of the Revolving Credit Commitments, and (2) with respect to each payment on the Loans, a fraction the numerator of which is the outstanding principal amount of all such Loans owed to such Lender and the denominator of which is the outstanding principal amount of all such Loans owed to all Lenders.

          "Reconciliation Report" has the meaning specified in
Section 2.06.

          "Reference Lender" means, The Chase Manhattan Bank
(National Association).

          "Regulation D" means, Regulation D of the Board of
Governors of the Federal Reserve System.

          "Regulation U" means, Regulation U of the Board of
Governors of the Federal Reserve System.

          "Regulatory Change" means, with respect to any Lender, any change after the date of this Agreement in United States federal, state, municipal or foreign laws or regulations (including without limitation Regulation D) or the adoption or making after such date of any interpretations, directives or requests applying to a class of lenders including such Lender of or under any United States, federal, state, municipal or foreign laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

          "Required Lenders" means, at any time while no Loans are outstanding, Lenders having at least 66 and 2/3% of the aggregate amount of the Revolving Credit Commitments and, at any time while Loans are outstanding, Lenders holding at least 66 and 2/3% of the aggregate principal amount of the Loans.

          "Reserve Requirement" means, for any Interest Period for any Eurodollar Loan for any Interest Period therefor, the daily average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding $1,000,000,000 against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against
(i) any category of liabilities which includes deposits by reference to which the Eurodollar Base Rate for Eurodollar Loans is to be determined as provided in the definition of "Eurodollar Base Rate" in this Section 1.01 or (ii) any category of extensions of credit or other assets which include Eurodollar Loans.

          "Revolving Credit Commitment" means, with respect to each Lender, the obligation of such Lender to make its Revolving Credit Loans under this Agreement in the aggregate principal amount following, as such amount may be reduced or otherwise modified from time to time:

          The Chase Manhattan Bank, N.A.:       $10,625,000;
          The First National Bank of Boston:    $10,625,000;
          CoreStates Bank, N.A.:                $10,625,000;
          NatWest Bank N.A.:                    $10,625,000;
          Milberg Factors, Inc.                  $ 7,500,000

          Total:                                $50,000,000.

          "Revolving Credit Facility" means the Revolving Credit
Loans made available to the Borrowers pursuant to the terms of this Agreement.

          "Revolving Credit Loan" has the meaning specified in
Section 2.01.

          "Revolving Credit Loans Borrowing Base" means at any time an amount equal to the total of (1) the Collateral Borrowing Base, and to the extent the amount is a positive number plus, and to the extent the number is a negative number minus the integer of (2) the Revolving Credit Loans Permitted Overadvance. In other words, as of each month end for which there is a negative number for the Revolving Credit Permitted Overadvance (Month
End), the aggregate principal amount of outstanding Revolving Credit Loans must be equal to or less than the Collateral Borrowing Base less the amount of such Revolving Credit Loans Permitted Overadvance (Month End).

          "Revolving Credit Loans Permitted Overadvance" means
(1) on all days other than the last day of a month, the applicable Revolving Credit Loans Permitted Overadvance (During the Month), and (2) on the last day of a calendar month the applicable Revolving Credit Loans Permitted Overadvance (End of Month), provided, that, either or both such amounts may be increased by the amount of any Discretionary Overadvance.

          "Revolving Credit Loans Permitted Overadvance (During the Month)" means the amount specified below for each day during the month specified below other than the last day of the applicable month:

[CAPTION]


          Month                    Amount

          January                  $         0
          February                 $         0
          March                    $  5,750,000
          April                    $ 10,000,000
          May                      $ 12,500,000
          June                     $ 14,750,000
          July                     $ 13,750,000
          August                   $ 11,000,000
          September                $  4,000,000
          October                  $         0
          November                 $         0
          December                 $         0



          "Revolving Credit Loans Permitted Overadvance (Month
End)" means the amounts specified below for the last day of the month specified below:

[CAPTION]


          Month                        Amount

          January               ($  9,000,000)
          February              ($  7,500,000)
          March                  $  5,500,000
          April                  $  9,750,000
          May                    $ 11,500,000
          June                   $ 11,500,000
          July                   $  8,500,000
          August                 $  1,500,000
          September             ($  2,500,000)
          October               ($  7,500,000)
          November               ($10,000,000)
          December               ($11,000,000)



For purposes of this definition, the numbers set forth above in parenthesis are negative numbers.

          "Revolving Credit Termination Date" means, March 31,
1997; provided that if such date is not a Banking Day, such date shall be the next succeeding Banking Day (or, if such next succeeding Banking Day falls in the next calendar month, the next preceding Banking Day).

          "Second Closing Date" means March 28, 1996.

          "Security Agreements" means the Security Agreement
(Apparel), the Security Agreement (BAI), the Security Agreement
(M&L), and the Security Agreement (Mackintosh).

          "Security Agreement (Apparel)" means, the security agreement delivered by Apparel on the First Closing Date, as amended by the Amendment to Security Agreement delivered by Apparel on the Second Closing Date under the terms of this Agreement.

          "Security Agreement (BAI)" means, the security agreement delivered by BAI on the First Closing Date, as amended by the Amendment to Security Agreement delivered by BAI on the Second Closing Date under the terms of this Agreement.

          "Security Agreement (M&L)" means, the security agreement delivered by M&L on the First Closing Date, as amended by the Amendment to Security Agreement delivered by M&L on the Second Closing Date under the terms of this Agreement.

          "Security Agreement (Mackintosh)" means, the security agreement delivered by Mackintosh on the First Closing Date, as amended by the Amendment to Security Agreement delivered by Mackintosh on the Second Closing Date under the terms of this Agreement.

          "Servicing Agent Account" means an account designated by the Servicing Agent which is maintained at the Agent.

          "Servicing Agent Funding Amounts" has the meaning specified in Section 2.06.

          "Security Documents" means, each of the Security
Agreements and the Trademark Assignments.

          "Significant Agreement" means, each of, (a) the amended and restated management agreement between Apparel and Trivest, Inc. dated as of November 30, 1994; (b) the Indenture to First Union National Bank of Florida dated as of December 5, 1989;
(c) the license agreement dated September 16, 1994 between M & L International, Inc. and Oshkosh B'Gosh, Inc.; and (d) any other agreement which would, should a Borrower fail to receive the benefits thereof, have a material adverse effect upon the business, operations or prospects of the Borrowers.

          "Subordinated Debt" means all debt evidenced by the Subordinated Notes.

          "Subordinated Notes" means the 13% Subordinated Notes of Apparel (formerly known as Biscayne Holdings, Inc.) due
December 15, 1999.

          "Subsidiary" means, with respect to any Person, any corporation or other entity of which at least a majority of the securities or other ownership interests having ordinary voting power (absolutely or contingently) for the election of directors or other persons performing similar functions are at the time owned directly or indirectly by such Person, except that the following shall not be treated as a Subsidiary of any Borrower
(a) Hartwell Sports, Inc., unless the Borrowers shall directly have a majority ownership of the voting rights, and (b) the foreign and inactive subsidiaries shown on Schedule I.

          "Tangible Net Worth" means, with respect to any Person, at any date of determination thereof, the excess of total assets of such Person over total liabilities of such Person, excluding, however, from the determination of total assets: all intangible assets including without limitation, non compete contracts, employment contracts, capitalized deferred or prepaid transaction or acquisition cost, capitalized interest, debt discount and expenses, goodwill, patents, trademarks, copyrights, franchise, license and other intangible assets, all as determined in accordance with GAAP.

          "Term Loan" means, with respect to each Lender, the amount specified below for such Lender:

[CAPTION]


     The Chase Manhattan Bank, N.A.:    $1,328,125;
     The First National Bank of Boston: $1,328,125;
     CoreStates Bank, N.A.:             $1,328,125;
     NatWest Bank N.A.:                 $1,328,125;
     Milberg Factors, Inc.              $  937,500;

     Total:                             $6,250,000.



          "Third Party" means:  any Person holding Subordinated
Debt; or any other Person responsible for or providing credit support for the obligations of the Borrowers under the Facility
Documents.

          "Trademark Assignments" means, the Security Agreement and Mortgage Trademarks delivered by each of BAI and M&L on the First Closing Date under the terms of this Agreement.

          "Trivest Letter Agreement" means the Letter Agreement substantially in the form of Exhibit E hereto, delivered by Trivest, Inc. under the terms of this Agreement.

          "Unfunded Benefit Liabilities" means, with respect to any Plan, the amount (if any) by which the present value of all benefit liabilities (within the meaning of Section 4001(a)(16) of ERISA) under the Plan exceeds the fair market value of all Plan assets allocable to such benefit liabilities, as determined on the most recent valuation date of the Plan and in accordance with the provisions of ERISA for calculating the potential liability of a Borrower or any ERISA Affiliate under Title IV of ERISA.

          "Uniform Customs and Practice" means, with respect to any Letter of Credit, the Uniform Customs and Practice for Documentary Credits (1993 Revision) International Chamber of Commerce Publication 500, or any subsequent revision adhered to by Chase on the date such Letter of Credit is issued.

          "Variable Rate" means, for any day, the higher of
(a) the Federal Funds Rate for such day plus 1/2 of 1% and
(b) the Prime Rate for such day.

          "Variable Rate Loan" means, any Loan when and to the extent the interest rate for such Loan is determined in relation to the Variable Rate.

          "Warrant" means the warrant substantially in the form of Exhibit F hereto, delivered by Apparel under the terms of this Agreement.

          "Working Capital Borrowing Base" means at any time an amount equal to the total of (1) the Collateral Borrowing Base, and to the extent the amount is a positive number plus, and to the extent the number is a negative number minus the integer of
(2) the Working Capital Permitted Overadvance. In other words, as of each month end for which there is a negative number for the Working Capital Permitted Overadvance (Month End), the aggregate principal and face amount of the Outstanding Working Capital Obligations must be equal to or less than the Collateral Borrowing Base less the amount of such Working Capital Permitted Overadvance (Month End).

          "Working Capital Permitted Overadvance" means (1) on all days during a calendar month other than the last day of such month, the applicable Working Capital Permitted Overadvance (During the Month), and (2) on the last day of a calendar month the applicable Working Capital Permitted Overadvance (End of Month), provided, that, either or both such amounts may be increased by the amount of any Discretionary Overadvance.

     "Working Capital Permitted Overadvance (During the Month)" means the amounts specified below for each day during the month specified below other than the last day of the applicable month:

[CAPTION]


          Month                    Amount

          January                  $     0
          February                 $     0
          March                    $ 21,400,000
          April                    $ 28,600,000
          May                      $ 34,000,000
          June                     $ 36,700,000
          July                     $ 32,900,000
          August                   $ 25,500,000
          September                $ 11,200,000
          October                  $  4,000,000
          November                 $     0
          December                 $     0



          "Working Capital Permitted Overadvance (Month End)" means, the amounts specified below for the last day of the month specified below:

[CAPTION]


          Month                    Amount

          January                  $ (1,500,000)
          February                 $  2,500,000
          March                    $ 21,200,000
          April                    $ 28,400,000
          May                      $ 33,500,000
          June                     $ 33,500,000
          July                     $ 27,700,000
          August                   $ 15,900,000
          September                $  4,700,000
          October                  $       0
          November                 ($ 2,800,000)
          December                 ($ 4,600,000)


For purposes of this definition, the numbers set forth above in parentheses are negative numbers.

          Section 1.02.  ACCOUNTING TERMS.   All accounting terms
not specifically defined herein shall be construed in accordance with GAAP, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP.

          Section 1.03. RULES OF CONSTRUCTION. When used in this Agreement: (1) "or" is not exclusive; (2) a reference to a Law includes any amendment or modification to such Law; (3) a reference to a Person includes its permitted successors and permitted assigns; and (4) a reference to an agreement, instrument or document shall include such agreement, instrument or document as the same may be amended, modified or supplemented from time to time in accordance with its terms and as permitted by the Facility Documents.


                     ARTICLE 2.  THE LOANS.

          Section 2.01 REVOLVING CREDIT LOANS. Subject to the terms and conditions of this Agreement, each of the Lenders severally agrees to make loans (the "Revolving Credit Loans") pro rata according to each Lender's Pro Rata Share of the Revolving Credit Commitment, to the Borrowers from time to time from and including the First Closing Date to and including the Revolving Credit Termination Date, provided that (i) the amount of each Lender's Revolving Credit Loans outstanding at any time does not exceed such Lender's Revolving Credit Commitment, (ii) the amount of the Revolving Credit Loans outstanding at any time does not exceed the Revolving Credit Loans Borrowing Base, (iii) the amount of the Revolving Credit Loans outstanding at any time does not exceed the Revolving Credit Commitment less the Outstanding Letter of Credit Obligations, and (iv) the amount of the Outstanding Working Capital Obligations outstanding at any time does not exceed the Working Capital Borrowing Base.

          Notwithstanding the foregoing, the Borrowers may request that the Lenders make, and the Lenders may in their sole and absolute discretion agree to make, Revolving Credit Loans where after giving effect to such Loans the Borrowers would not be in compliance with items (ii), (iii) and (iv) in the proviso above. Based upon instructions given by all of the Lenders to the Servicing Agent, the Servicing Agent may agree that such Revolving Credit Loans will be made up to an amount specified to the Servicing Agent by all of the Lenders. However, the Borrowers agree that making of any such Revolving Credit Loans does not mean that the Lenders are required to make such Loans in the future. For purposes of this Agreement, the term "Discretionary Overadvance" means the amount of the Revolving Credit Loans authorized by the Servicing Agent in accordance with the first sentence of this paragraph. The Borrowers agree that, notwithstanding any other provision of this Agreement, the portion of the Revolving Credit Loans which are Discretionary Overadvances are due and payable on demand.

The Revolving Credit Loans will be outstanding as Variable Rate
Loans.

          Section 2.02.  TERM LOANS.  Each of the Lenders
acknowledges that the Term Loan was made under and in accordance with the terms of the 1995 Credit Agreement and the Term Loan is outstanding on the Second Closing Date.

The Term Loan shall be due and payable in four installments, on each Amortization Date as follows

[CAPTION]


          Date                            Amount
          March 31, 1997                $1,750,000
          March 31, 1998                $2,000,000
          March 31, 1999                $2,500,000


The Term Loan will be outstanding as either Variable Rate Loans, or Eurodollar Loans (each a "type" of Loan). Each type of Loan of each Lender shall be made and maintained at such Lender's
Lending Office for such type of Loan.

          Section 2.03.  THE NOTES.   The Loans of each Lender
shall be evidenced by promissory Notes in favor of such Lender in the form of Exhibits A-1 and A-2, dated the Second Closing Date, duly completed and executed by the Borrowers.

          Section 2.04.  PURPOSE.   On and after the Second
Closing Date, the Borrowers shall use the proceeds of the Revolving Credit Loans for working capital. The proceeds of the Term Loans were used to repay Debt incurred in connection with the acquisition of M&L by Apparel. Such proceeds shall not be used for the purpose, whether immediate, incidental or ultimate, of purchasing or carrying "margin stock" within the meaning of Regulation U.

          Section 2.05. BORROWING PROCEDURES. Until two (2) Banking Days after the Servicing Agent gives notice to the Borrowers and the Lenders in accordance with Section 2.06 that such Servicing Agent will no longer provide Servicing Agent Funding Amounts, the applicable Borrower shall give the Servicing Agent notice of each borrowing of a Revolving Credit Loan to be made hereunder as provided in Section 2.11. Not later than 2:00 p.m. New York City time on the date of such borrowing, each Lender shall, through its Lending Office and subject to the conditions of this Agreement, make the amount of the Loan to be made by it on such day available to the Borrower through the Servicing Agent's advancing of funds on behalf of such Lender as provided for in Section 2.06. The amount to be received by the applicable Borrower from the Servicing Agent shall, subject to the conditions of this Agreement, be made available to the applicable Borrower, in immediately available funds, by the Servicing Agent crediting an account of such Borrower designated by such Borrower and maintained with the Agent at the Principal Office.

          On and after the third Banking Day after the Servicing Agent gives notice to the Borrowers and the Lenders in accordance with Section 2.06 that such Servicing Agent will no longer provide Servicing Agent Funding Amounts, the applicable Borrower shall give the Agent notice of each borrowing of a Revolving Credit Loan to be made hereunder as provided in Section 2.11. Not later than 2:00 p.m. New York City time on the date of such borrowing, each Lender shall, through its Lending Office and subject to the conditions of this Agreement, make the amount of the Loan to be made by it on such day available to the Borrower by delivering such funds to the Agent at the Principal Office and in immediately available funds for the account of the applicable Borrower. The amount to be received by the applicable Borrower from the Agent shall, subject to the conditions of this Agreement, be made available to the applicable Borrower, in immediately available funds, by the Agent crediting an account of such Borrower designated by such Borrower and maintained with the Agent at the Principal Office.

          Section 2.06. Funding of Revolving Credit Loans by Servicing Agent. Until two (2) Banking Days after the Servicing Agent gives notice to the Borrowers and the Lenders in accordance with this Section that the Servicing Agent will no longer provide Servicing Agent Funding Amounts, the Servicing Agent and each of the Lenders hereby agree that the Servicing Agent will fund each such Lender's Revolving Credit Loans on behalf of and for the account of each such Lender, including, without limitation, Revolving Credit Loans made to satisfy reimbursement obligations to be paid under Letters of Credit; provided, however, that if the Servicing Agent shall receive prior written notice from a Lender, it will not fund such Revolving Credit Loans on behalf of such Lender. All Revolving Credit Loans so funded by the Servicing Agent are hereinafter referred to as the "Servicing Agent Funding Amounts". Notwithstanding anything to the contrary in this Agreement, the Lenders agree that the Servicing Agent shall apply all payments of Revolving Credit Loans against all the Servicing Agent Funding Amounts and then against the remainder of the Revolving Credit Loans, regardless of whether the payment is from any Borrower or any Guarantor or through realization upon Collateral.

          At any time upon two (2) Banking Days prior written notice to each of the Borrowers and each of the Lenders the Servicing Agent may, in its sole discretion, terminate its agreement with the Lenders to provide Servicing Agent Funding Amounts on behalf of each of the Lenders.

          The Servicing Agent hereby agrees promptly to notify each Lender of each of the following (whether the Servicing Agent was so advised orally or in writing): (1) a Lender has told the Servicing Agent to no longer fund Servicing Agent Funding Amounts on behalf of such Lender; (2) a Lender has notified the Servicing Agent that it believes or has reason to believe that a Borrower is not able to fulfill at the time it requests a Revolving Credit Loan, Letter of Credit or Letter of Indemnity any of the conditions precedent set forth in Article 7; and (3) a Lender advises the Servicing Agent that there is or may be an outstanding Default or Event of Default. The Lenders acknowledge and agree that the foregoing is not intended to apply to internal communications within Milberg when it is acting both as Servicing Agent and Lender.

          Each of the Lenders agrees promptly to notify each of the other Lenders if: (1) it has told the Servicing Agent to no longer fund Servicing Agent Funding Amounts on its behalf; (2) it has notified the Servicing Agent that it believes or has reason to believe that a Borrower is not able to fulfill any of the conditions precedent in Article 7 at the time it requests a Revolving Credit Loan, Letter of Credit or Letter of Indemnity, or (3) it advises the Servicing Agent that there is or may be an outstanding Default or Event of Default.

          On a weekly basis, the Servicing Agent shall deliver to each of the Lenders a reconciliation report ("Reconciliation Report") showing, for the period since the last Reconciliation Report (i) the aggregate Servicing Agent Funding Amounts attributable to each Lender, (ii) the aggregate amount of all collections and prepayments of the Revolving Credit Loans, and
(iii) the aggregate principal amount outstanding under the Revolving Credit Facilities. In each such Reconciliation Report, the Servicing Agent will credit against amounts payable by each of the Lenders in respect of any new Servicing Agent Funding Amounts attributable to such Lender therein reported, the amount of all credits or other collections attributable to such Lender therein reported. If the Servicing Agent Funding Amounts attributable to a Lender exceeds the credits or other collections attributable to such Lender, the deficiency will forthwith be delivered by wire transfer by such Lender to the Servicing Agent and if the credits or other collections attributable to such Lender exceed the Servicing Agent Funding Amounts attributable to such Lender, the excess will forthwith be delivered by wire transfer by the Servicing Agent to such Lender.

          Each of the Lenders agrees that its Pro Rata Share of the Servicing Agent Funding Amounts will be funded on behalf of and for the account of such Lender, and shall be reimbursed by such Lender to the Servicing Agent on demand. The Servicing Agent and each of the Lenders agree that to the extent the Servicing Agent Funding Amount for such Lender is a positive amount for a day that such Lender will pay the Servicing Agent for advancing funds on Lender's behalf an amount equal to the rate of interest the Borrowers are required to pay on the Servicing Agent Funding Amount provided by the Servicing Agent for such Lender. The Servicing Agent and each of the Lenders agree that to the extent the Servicing Agent Funding Amount for such Lender is a negative amount for a day that the Servicing Agent will pay such Lender an amount equal to the rate of interest the Borrowers would be required to pay on such Lender's Revolving Credit Loans in an amount equal to the integer of such negative amount. For purposes of this calculation the Servicing Agent Funding Amount is negative to the extent that, by reason of a payment or prepayment of the Revolving Credit Loans through the Servicing Agent Account pursuant to Sections 2.07, 2.08 or 2.12 or otherwise, on any day the outstanding Revolving Credit Loans are less than the outstanding Revolving Credit Loans as of the most recent date the Servicing Agent and the Lenders reconciled their positions in accordance with the prior paragraph. The Servicing Agent and the Lenders agree that notwithstanding that the Servicing Agent may advance funds to a Borrower for the account of a Lender that the Lender is entitled to all interest due and owing from all Borrowers on such Revolving Credit Loans.

          The Servicing Agent will not fund a Revolving Credit Loan to a Borrower on behalf of any Lender (other than amounts required to be paid under Letters of Credit or Letters of Indemnity) if the Servicing Agent has actual knowledge that at the time of making such Revolving Credit Loan and after giving effect to such Revolving Credit Loan, the amount of the Revolving Credit Loans exceeds the Revolving Credit Commitment, the amount of the Outstanding Working Capital Obligations exceeds the Working Capital Borrowing Base, or the amount of the Revolving Credit Loans exceeds the Revolving Credit Loans Borrowing Base. For purposes of this paragraph and Section 2.17, the Collateral Borrowing Base, the Working Capital Borrowing Base, and the Revolving Credit Loans Borrowing Base shall be conclusively determined by the Servicing Agent in its sole discretion, and, without limiting the generality of the foregoing, (i) the Servicing Agent may in its sole discretion (but shall not be obligated to) assume that all Accounts designated by the Borrowers as Eligible Accounts are Eligible Accounts (other than an Account as to which the Servicing Agent, as a result of its normal verification process, has actual knowledge that such Account is not an Eligible Account), (ii) to the extent that the definition of Eligible Account permits the Required Lenders to make any determination as to the eligibility of Accounts, the Servicing Agent may in its sole discretion (but shall not be obligated to) make such determinations; (iii) the Servicing Agent shall bear no responsibility for the appropriate determination of any adjustment to the Collateral Borrowing Base, the Working Capital Borrowing Base or the Revolving Credit Loans Borrowing Base resulting from returns of merchandise, deductions, or other claims or setoffs made by any customers of any of the Borrowers or any other disputes, chargebacks or similar adjustments or any subsequent credit deterioration of an Account Debtor, and (iv) the Servicing Agent shall not be responsible for accounting for Letters of Credit unless the Servicing Agent shall have received written notice of all outstanding Letters of Credit and all requested Letters of Credit.

          With respect to all Revolving Credit Loans, on behalf of and for the account of any Borrower funded by the Servicing
Agent pursuant to this Section, each Lender is only responsible for its Pro Rata Share of such Revolving Credit Loans.

          Section 2.07. PREPAYMENTS AND CONVERSIONS. The Borrowers shall have the right to make prepayments of principal of any Loan at any time or from time to time; provided that: (a) except as provided in Section 2.12, the applicable Borrower shall give both Agents notice of each such prepayment as provided in
Section 2.11, and (b) prepayments of the Term Loan can only be made on the last day of the applicable Interest Period (except as provided in Section 2.08) and shall be applied to the installments of principal in the inverse order of their maturities. Prepayments of the Term Loan may not be reborrowed.

          The Borrowers shall have the right to make or convert one type of Term Loans into another type, at any time or from time to time; provided that: (a) the applicable Borrower shall give the Agent notice of each such conversion as provided in
Section 2.11; (b) Eurodollar Loans may be prepaid or converted only on the last day of an Interest Period for such Loans and, in the case of conversion to a Eurodollar Loan, only if no Default or Event of Default is then continuing.

          Any such prepayment of the Term Loan shall include all accrued interest to the date of such prepayment on the amount so prepaid.

          Section 2.08. MANDATORY PREPAYMENTS. (a) To the extent that (i) the Outstanding Working Capital Obligations shall at any time exceed the lesser of (A) the Revolving Credit Commitment or (B) the then effective Working Capital Borrowing Base or (ii) the Revolving Credit Loans shall at any time exceed the then effective Revolving Credit Loans Borrowing Base, the Borrowers shall within one (1) day after becoming aware of such excess prepay the Outstanding Working Capital Obligations or the Revolving Credit Loans, as the case may be, in the amount of such excess.

          (b) Within ten (10) days after the availability of the quarterly financial statements for March 31 required to be delivered pursuant to Section 9.09(b) but in any event not later than June 1 of each year, the Borrowers shall prepay the Term Loans in an amount equal to 50% of the amount of the Excess Cash Flow for 12 month period ended March 31 of such year. The prepayment under this subsection shall be applied 50% to the scheduled installments of principal in the inverse order of maturity and 50% to the next scheduled installment of principal.


          (c) Within five (5) Banking Days of receipt by Apparel of any cash proceeds (including any cash received by way of deferred payment pursuant to a note receivable or otherwise) remaining after deducting all reasonable costs of and cash taxes related to the sale or redemption of stock of Hartwell Sports, Inc., Apparel shall prepay the Revolving Credit Loans in an amount equal to one hundred percent (100%) of such proceeds.

          (d) Within ten (10) Banking Days of receipt by any Borrower of any cash proceeds (including any cash received by way of deferred payment pursuant to a note receivable or otherwise) remaining after deducting all reasonable costs of a sale, transfer or other disposition from the sale, transfer or other disposition of any equity interest in or assets (other than inventory disposed of in the ordinary course of business) of any Person owned by such Borrower, such Borrower shall first prepay the Revolving Credit Loans in an amount equal to the first $100,000 of such proceeds, second prepay the Term Loans in an amount equal to one hundred percent (100%) of such proceeds and such prepayments shall be applied in inverse order of maturity, and third, after the Revolving Credit Loans have been prepaid in an amount equal to $100,000 and the Term Loans are repaid in full prepay the Revolving Credit Loans and reduce the Revolving Credit Commitment in an amount equal to the remaining proceeds.

          (e) Within five (5) days of receipt by any Borrower of any tax refund, such Borrower shall prepay the Revolving Credit
Loans in an amount equal to one hundred percent (100%) of the amount of such tax refund.

          (f) Any prepayment of the Term Loan under this Section shall include all accrued interest to the date of such prepayment on the amount so prepaid as well as any and all compensation required to be paid in accordance with Section 6.05.

          (g) Except as specifically set forth at the end of clause (d) above, any prepayment of the Revolving Credit Loans under this Section shall not reduce the amount of the Revolving
Credit Commitment.

The mandatory prepayments required under subsection (a) shall be applied as follows: first, to unreimbursed drawings under Letters of Credit, second, to Revolving Loans outstanding, third to unreimbursed drawings under Letters of Indemnity, and fourth to be held as cash collateral for the Borrowers' obligations under the Facility Documents.

          Section 2.09. INTEREST PERIODS; RENEWALS. (a) In the case of each Eurodollar Loan, the Borrowers shall select an Interest Period (provided no Default of Event of Default is then continuing) of any duration in accordance with the definition of Interest Period in Section 1.01, subject to the following limitations: (i) no Interest Period on the Term Loans may extend beyond an Amortization Date unless, after giving effect thereto, the aggregate principal amount of the Eurodollar Loans having Interest Periods which end after such Amortization Date shall be equal to or less than the principal amount to be outstanding hereunder after such Amortization Date; (ii) notwithstanding clause (i) above, no Interest Period shall have a duration less than one month, and if any such proposed Interest Period would otherwise be for a shorter period, such Interest Period shall not be available; (iii) if an Interest Period would end on a day which is not a Banking Day, such Interest Period shall be extended to the next Banking Day, unless, such Banking Day would fall in the next calendar month in which event such Interest Period shall end on the immediately preceding Banking Day; and
(iv) no more than twelve Interest Periods of each Lender may be outstanding at any one time.

          (b) Upon notice to the Agent as provided in Section 2.11, the Borrowers may (provided no Default of Event of Default is then continuing) renew any Eurodollar Loan on the last day of the Interest Period therefor as the same type of Loan with an Interest Period of the same or different duration in accordance with the limitations provided above and in Section 2.07. If the Borrowers shall fail to give notice to the Agent of such a renewal, such Eurodollar Loan shall automatically become a Variable Rate Loan on the last day of the current Interest Period; provided that the foregoing shall not prevent the conversion of any type of Eurodollar Loan into another type of Loans in accordance with Section 2.07.

          Section 2.10. CHANGES OF REVOLVING CREDIT COMMITMENTS. The Borrowers shall have the right to reduce or terminate the amount of unused Revolving Credit Commitments at any time or from time to time, provided that: (a) the Borrowers shall give notice of each such reduction or termination to both the Agents as provided in Section 2.11; and (b) each partial reduction shall be in an aggregate amount at least equal to $1,000,000; provided, further, that the Revolving Credit Commitment cannot be reduced to zero unless the Term Loan has been prepaid in full. The Revolving Credit Commitments once reduced or terminated may not be reinstated. Notwithstanding any other provision of this Agreement, the Revolving Credit Commitments shall automatically be reduced in an amount equal to the principal amount of all mandatory prepayments of the Revolving Credit Loans in accordance with the provisions of Section 2.08(d).

          Section 2.11. CERTAIN NOTICES. Notices by the Borrowers to the Servicing Agent of each borrowing pursuant to
Section 2.05 shall be irrevocable and shall be effective only if received by the Servicing Agent not later than 11:00 a.m. (New York time) on the Banking Day of the requested Revolving Credit Loan. Notices by the Borrowers of each prepayment pursuant to
Section 2.07 or 2.08 and each reduction or termination of the Revolving Credit Commitments pursuant to Section 2.10 shall be irrevocable and shall be effective only if received by both Agents not later than 12:00 noon New York time one Banking Day prior thereto (except for notice of prepayments which may be given on the same Banking Day); and (b) in the case of reductions or termination of the Revolving Credit Commitments, given not later than 12:00 noon three Banking Days prior thereto. Each such notice shall specify the Loans to be borrowed or prepaid, the amount thereof, and the date of the borrowing or prepayment. Each such notice of reduction or termination shall specify the amount of the Revolving Credit Commitments to be reduced or terminated. Notices by the Borrowers to the Agent of each conversion pursuant to Section 2.06, 2.07 and each renewal pursuant to Section 2.09, shall be irrevocable and shall be effective only if received by both Agents not later than 12:00 noon New York time four Banking Days prior thereto. Each such notice shall specify the Loans to be converted or renewed and the amount (subject to Section 2.13) and type of the Loans to be converted, or renewed (and, in the case of a conversion, the type of Loans to result from such conversion and, the Interest Period therefor) and the date of the conversion or renewal (which shall be a Banking Day). The applicable Agent shall promptly notify the Lenders of the contents of each such notice. Notice to both Agents of termination or reduction of the Revolving Credit Commitments shall be in writing signed by all the Borrowers.

          Section 2.12. COLLECTION OF ACCOUNTS. Each Borrower will direct that all of its customers remit all of their payments on any and all Accounts owed to such Borrower to the Lock Box Account. In addition, any payments on any Accounts received directly by a Borrower shall be remitted by such Borrower to the Lock Box Account. At the close of business on each Banking Day, the Agent will transfer all collected funds in the Lock Box Account to the Servicing Agent Account and on the following Banking Day, the Servicing Agent will apply all such funds
(i) first, to the payment of any amounts owed or due to the Servicing Agent under this Agreement (including, without limitation, any fees, costs and expenses to which the Servicing Agent is entitled under this Agreement) and (ii) thereafter, to the prepayment of the Revolving Credit Loans.

          Section 2.13. MINIMUM AMOUNTS. Prepayments or conversions which result in the prepayment or conversion of all Loans of a particular type, or conversions made pursuant to
Section 6.04, shall be in an amount at least equal to $2,000,000 in the aggregate for all Lenders for Eurodollar Loans (borrowings, prepayments, conversions or renewals of or into Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings, prepayments, conversions and renewals for the purposes of the foregoing, one for each type of Interest Period).

          Section 2.14. INTEREST. (a) Interest shall accrue on the outstanding and unpaid principal amount of each Loan for the period from and including the date of such Loan to but excluding the date such Loan is due at the following rates per annum: (i) for a Variable Rate Loan, a variable rate per annum equal to the Variable Rate plus the Margin, or (ii) for a Eurodollar Loan, a fixed rate equal to the Eurodollar Rate plus the Margin. Any overdraft created in connection with satisfying any of the Outstanding Working Capital Obligations shall bear interest at the Default Rate. If the principal amount of any Loan and any other amount payable by any Borrower hereunder or under the Notes shall not be paid when due (at stated maturity, by acceleration or otherwise), interest shall accrue on such amount to the fullest extent permitted by Law from and including such due date to but excluding the date such amount is paid in full at the Default Rate.

          (b) The interest rate on each Variable Rate Loan shall change when the Variable Rate changes and interest on each such Loan shall be calculated on the basis of a year of 360 for the actual number of days elapsed. Interest on each Eurodollar Loan shall be calculated on the basis of a year of 360 days for the actual number of days elapsed. Promptly after the determination of any interest rate provided for herein or any change therein, the Agent shall notify the Borrowers and the Lenders.

          (c) Accrued interest shall be due and payable in arrears upon any payment of principal or conversion (with respect to the Term Loan only), and (i) for each Variable Rate Loan, on the last day of each month, commencing the first such date after such Loan and (ii) for each Eurodollar Loan, on the last day of the Interest Period with respect thereto; provided that interest accruing at the Default Rate shall be due and payable from time to time on demand of the Agent.

          (d) For purposes of this Agreement, each advance made as part of the Servicing Agent Funding Amount is a Revolving
Credit Loan and as such shall be subject to the terms and provisions contained herein, including but limited to the terms and provisions of this Section 2.14.

          Section 2.15. FEES. (a) The Borrowers shall pay on the Second Closing Date to the Agent for the account of the Lenders (other than Milberg) a non-refundable fee equal to One Hundred Fifty Thousand Dollars ($150,000). Each such Lender shall be entitled to twenty-five percent (25%) of such fee.

          (b)  The Borrowers shall pay to the Agent as
compensation for its services hereunder as Agent a non-refundable agency fee in the amount of $50,000 per annum. This agency fee shall be due and payable on the First Closing Date and on each anniversary thereof during the term of this Agreement.

          (c) The Borrowers shall pay the following fees to the Servicing Agent as compensation for its services hereunder as Servicing Agent: (i) a non-refundable annual fee in the amount of Fifty Thousand Dollars ($50,000), due and payable on the Second Closing Date and on each anniversary thereof during the term of this Agreement; and (ii) unless and until the Servicing Agent has resigned or been removed in accordance with Section 13.10, an additional fee in the amount of two-tenths of one percent (.20%) of the gross sales less discounts of all of the Borrowers, due and payable as such sales are made. The minimum aggregate additional fee payable under clause (ii) for each year of this Agreement shall be One Hundred Seventy-Five Thousand Dollars ($175,000), which, to the extent of any deficiency based on gross sales less discounts (calculated on a cumulative basis, assuming a minimum rate of Fourteen Thousand Five Hundred Eighty-Three Dollars ($14,583) per month) shall be due and payable on the last day of each month.

          Section 2.16. PAYMENTS GENERALLY. All payments of the Revolving Credit Loans on a date other than the Revolving Credit Termination Date shall be made in Dollars in immediately available funds not later than 11:00 am. New York City time (each such payment made after such time on such date to be deemed made on the next succeeding Banking Day) to the Servicing Agent Account, and all such payments shall be for the account of the Lenders. All payments under this Agreement on the Term Loans or of the Revolving Credit Loan on the Revolving Credit Termination Date shall be made in Dollars in immediately available funds not later than 11:00 a.m. New York City time on the relevant dates specified above (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Banking Day) to the Agent's account number 900-9-000002 maintained at the Principal Office for the account of the applicable Lending Office of each Lender. The Servicing Agent, the Agent, or any Lender for whose account any such payment is to be made, may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of any Borrower with the Agent or such Lender, as the case may be, and any Lender so doing shall promptly notify both Agents. Except for payments of the Revolving Credit Loans with the proceeds of Accounts of the Borrowers, the applicable Borrower shall, at the time of making each payment under this Agreement or the Notes, specify to the applicable Agent the principal or other amount payable by the Borrowers under this Agreement or the Notes to which such payment is to be applied (and in the event that it fails to so specify, or if a Default or Event of Default has occurred and is continuing, the Agent may apply such payment as it may elect in its sole discretion (subject to Section 13.17)). If the due date of any payment under this Agreement or the Notes would otherwise fall on a day which is not a Banking Day, such date shall be extended to the next succeeding Banking Day and interest shall be payable for any principal so extended for the period of such extension. Each payment received by the Agent hereunder or under any Note for the account of a Lender shall be remitted promptly (not later than 3:00 p.m. on the day received, if received prior to 11:00 a.m.) to such Lender, in immediately available funds. Each payment received by the Servicing Agent hereunder or under any Revolving Credit Note for the account of a Lender shall be remitted to such Lender, in immediately available funds, in accordance with the provisions of Section 2.06.

          Section 2.17.  ADMINISTRATION AND SERVICING.  The
Servicing Agent shall on behalf of the Lenders perform the following servicing and administrative activities with respect to the Revolving Credit Facility:

          (a) on days on which the Servicing Agent receives notice of a requested borrowing of a Revolving Credit Loan or notice of a requested issuance or amendment of a Letter of Credit, calculate (based upon the most recent information available to the Servicing Agent) the Collateral Borrowing Base, the Working Capital Borrowing Base, and the Revolving Credit Loans Borrowing Base based on information provided to it by the Borrowers (and on which the Servicing Agent is hereby authorized to rely) and subject to and in accordance with the final sentence of the seventh paragraph of Section 2.06;

          (b) on days on which the Servicing Agent receives notice of a requested borrowing of a Revolving Credit Loan calculate whether after the making of such Revolving Credit Loan, the aggregate principal amount of the Revolving Credit Loans exceed the Revolving Credit Loans Borrowing Base (as calculated pursuant to paragraph (a) above) or the Outstanding Working Capital Obligations will exceed the Working Capital Borrowing Base (as calculated pursuant to paragraph (a) above);

          (c) on days on which the Servicing Agent receives notice of a requested issuance or amendment of a Letter of Credit, calculate, whether after the issuance or amendment of such Letter of Credit, the Outstanding Working Capital Obligations will exceed the Working Capital Borrowing Base (as calculated pursuant to paragraph (a) above);

          (d) no less frequently than twice each week, issue a status report of the Borrowers' Accounts to each Lender based upon the most recent sales and cash receipts journals provided by the Borrowers to the Servicing Agent;

          (e) upon notice to the Servicing Agent of any Borrower's request for the issuance of a Letter of Credit for its account request information from such Borrower as to the amount and timing of orders that are to be filled with the goods to be imported under such Letter of Credit;

          (f) collect payments due to each of the Lenders under the Revolving Credit Facility, and remit same to the appropriate
Lender in accordance with Section 2.06;

          (g)  notify each of the Lenders as to Revolving Credit
Loans to be made by each of the Lenders to or for the benefit of any of the Borrowers pursuant to the Revolving Credit Facility;

          (h) maintain complete and accurate books and records relating to its activities hereunder, including, without limitation, records of Revolving Credit Loans made and of collections made and remittances thereof to each of the Lenders;
and

          (i) from time to time, in accordance with its usual business practice and on a sample basis only, send requests to customers of the Borrowers for verification of invoices that are in an amount exceeding a specified amount determined by the Servicing Agent (it being understood, however, that the Servicing Agent will not send such requests to customers that customarily do not respond to requests for verification). All determinations under this clause (i) shall be made by the Servicing Agent in its sole discretion.

          Section 2.18. ADJUSTMENTS TO EXISTING LOANS AND PARTICIPATIONS. On the Second Closing Date each of the Original Banks agrees to and hereby does assign to Milberg (without recourse or warranty except as provided for herein) a portion of its Loans and Participations so that after giving effect to all such assignments and assumptions that all Lenders hold on the Second Closing Date their respective Pro Rata Share of the Loans and Participations. The parties hereto agree that after making all the assignments and assumptions noted above that all such Loans are continuations of the Loans (as defined in the 1995 Credit Agreement). In addition, to facilitate the assignments and assumptions set forth in this Section, each Borrower agrees, notwithstanding any of the other terms and provisions of this Agreement, to pay to the Original Banks on the Second Closing Date (1) all accrued and unpaid interest on its respective Loans and (2) all commitment fees provided for in Section 2.13(a) of the 1995 Credit Agreement accrued and unpaid as of the Second Closing Date.


                 ARTICLE 3.  LETTERS OF CREDIT.

          Section 3.01. LETTERS OF CREDIT. Chase agrees, on the terms and conditions hereinafter set forth, to issue trade letters of credit ("Letters of Credit") for the account of any Borrower, from time to time during the period from the Closing Date to the Revolving Credit Termination Date with an aggregate face amount of all outstanding Letters of Credit not to exceed at any time the least of: (a) the Revolving Credit Commitment;
(b) the Revolving Credit Commitment minus the Revolving Credit Loans and minus all unreimbursed obligations on Letters of Credit and minus any and all overdrafts created as a result of or in connection with the satisfaction of a reimbursement obligation under a Letter of Credit; or (c) the Working Capital Borrowing Base minus the Revolving Credit Loans and minus all unreimbursed obligations on Letters of Credit and minus any and all overdrafts created as a result of or in connection with the satisfaction of a reimbursement obligation under a Letter of Credit; provided that Chase will not be required to issue a Letter of Credit with an expiration date more than 180 days from the date of issuance of such Letter of Credit; provided; further that Chase will not be required to issue a Letter of Credit with a maturity date later than May 31, 1997; provided; further, that Chase will not be required to issue a Letter of Credit with a maturity date between April 1, 1997 and May 31, 1997 if after giving effect to the issuance thereof the aggregate face amount of all Letters of Credit issued by Chase with a maturity date between April 1, 1997 and May 31, 1997 is equal to or greater than Eleven Million Dollars ($11,000,000); finally, Chase will not be required to issue any Letter of Credit which permits the beneficiary of such Letter of Credit to make a drawing under such Letter of Credit without the presentation of documents or documents of title where the aggregate unused face amount of all such Letters of Credit outstanding at any time is greater than One Hundred Fifty Thousand Dollars ($150,000).

Any Letter of Credit issued by Chase for the account of any Borrower and outstanding as of either the First or Second Closing
Date shall be a Letter of Credit.

     Notwithstanding any other provision of this Agreement, each amendment to a Letter of Credit shall be deemed to be and treated as and subject to the provisions of this Agreement that apply to the issuance of a new Letter of Credit.

          Section 3.02. REIMBURSEMENT OBLIGATION. The applicable Borrower will pay Chase, on demand at Chase's Principal Office, in immediately available funds, the amount required to reimburse Chase in respect of Chase's payment of each instrument under a Letter of Credit. If reimbursed within two
(2) Business Days after the Borrower is obligated to reimburse Chase, then such reimbursement shall be made with interest at the rate of interest on Revolving Credit Loans (plus the Margin) from the date of Chase's payment of such instrument to the date of the applicable Borrower's reimbursement of Chase, and if reimbursed thereafter, such reimbursement shall be made with interest at the Default Rate on Revolving Credit Loans from the date of Chase's payment of such instrument to the date of reimbursement. If any instrument is payable in a foreign currency, such reimbursement shall be in United States currency at Chase's selling rate for cable transfers to the place of payment of the instrument current on the date of payment or of Chase's settlement of its obligation, as Chase may require. If, for any cause, on the date of payment or settlement, as the case may be, there is no selling rate or other rate of exchange generally current in New York for effecting such transfers, the applicable Borrower will pay Chase on demand an amount in United States currency equivalent to Chase's actual cost of settlement of its obligation however or whenever Chase shall make such settlement, with interest at the Variable Rate plus the Margin for Revolving Credit Loans from the date of settlement to the date of payment. Each Borrower will comply with all governmental exchange regulations now or hereafter applicable to each Letter of Credit or instrument or payments related thereto and will pay Chase, on demand, in Dollars, such amount as Chase may be or may have been required to expend on account of such regulations. Chase may debit or direct any other Lender, the Agent, or the Servicing Agent to debit any account or accounts maintained by such Borrower with any office of Chase or any other Lender.

          Section 3.03. PAYMENT OF COMMISSIONS, EXPENSES AND INTEREST. Each Borrower will pay Chase, on demand, Chase's commission and all charges, costs, and expenses paid or incurred by Chase in connection with any Letter of Credit or Letter of Indemnity, and interest where chargeable, including fees and charges of counsel in connection with the preparation, performance, or enforcement of this Agreement or any Letter of Credit or Letter of Indemnity. Unless otherwise agreed:

          (b) commissions payable hereunder shall be at the rate customarily charged by Chase at the time in like circumstances;

          (c) interest payable under Article 3 on amounts not paid when due shall be at the lesser of (i) the maximum rate permissible under applicable Law or (ii) the Variable Rate plus the Margin for Revolving Credit Loans; and

          (d) in addition to commissions, fees and amounts otherwise payable with respect to the issuance of the Letter of Credit, the applicable Borrower shall pay to Chase or any Lender on demand such amounts as Chase or such Lender in its sole discretion determines are necessary to compensate it for any cost attributable to its issuing or having outstanding such Letter of Credit or a participation in such Letter of Credit resulting from the application of any law or regulation applicable to Chase or such Lender regarding any reserve, assessment, capital adequacy or similar requirements relating to letters of credit or their participation therein or the reimbursement agreements with respect thereto or to similar liabilities or assets of Chase or such Lender whether existing at the time of issuance of the Letter of Credit or adopted thereafter. Each Borrower acknowledges that there may be various methods of allocating costs to the Letter of Credit and agrees that Chase's or such Lender's allocation for purposes of determining the costs referred to above shall be conclusive and binding upon such Borrower provided such allocation is made in good faith.

     In addition to any and all of Chase's customary issuance fees and other expenses to be paid by each Borrower to Chase for its own account with respect to a Letter of Credit and Letters of Indemnity, the applicable Borrower shall, monthly in arrears, pay Chase for the account of the Lenders, a fee equal to the greater of: (a) one-quarter of one percent (1/4%) of the opening amount or the amount of any increase, of each Letter of Credit; or
(b) with respect to opening of a letter of credit, One Hundred Twenty Five Dollars ($125).

          Section 3.04. PROPER DRAWING; CHASE'S HONORING. Chase shall accept or pay conforming drawings presented to it on or before the expiration date set forth in the related application. Except insofar as written instructions expressly to the contrary are received by it prior to the issuance of a Letter of Credit:

          (a) Chase may honor the related instrument(s) in an amount or amounts not exceeding the amount of such Letter of Credit, although shipment(s) in excess of the quantity called for under such Letter of Credit are made, and

          (b) Chase may honor, as complying with the terms of such Letter of Credit and of the Application relating to it, any instrument or other document otherwise in conformity signed or issued by a person purporting to be an administrator, executor, trustee in bankruptcy, debtor in possession, assignee for the benefit of creditors, liquidator, receiver or other legal representative of the party authorized under such Letter of Credit to draw or issue such instruments or other documents.

          Section 3.05. AMENDMENT, CHANGE, MODIFICATION, NO WAIVER. In the event of any amendment, change or modification, with the consent of the applicable Borrower, relating to a Letter of Credit or any instruments or documents called for thereunder, including waiver of noncompliance of any such instruments or documents with the terms of such Letter of Credit, this Agreement shall be binding upon such Borrower with regard to such Letter of Credit as so amended, changed, or modified, and to any action taken by Chase or any of its correspondents relating thereto. No amendment, change, waiver, or modification to which Chase has consented shall be deemed to mean that Chase will consent or has consented to any other or subsequent request to amend, change, modify or waive a term of such Letter of Credit. Chase shall not be deemed to have waived any of its rights hereunder, unless Chase or its authorized agent shall have signed such waiver in writing. No such waiver, unless expressly stated therein, shall be effective as to any transaction which occurs subsequent to the date of such waiver, nor as to any continuance of a breach after such waiver.

          Section 3.06.  U.C.P.; AGREEMENTS AND ACKNOWLEDGMENTS;
INDEMNIFICATION. The Uniform Customs and Practice shall be binding on each Borrower and Chase, except to the extent it is otherwise expressly agreed. It is also agreed that:

          (a) user(s) of a Letter of Credit shall not be deemed agents of Chase;

          (b) none of Chase, its affiliates, Subsidiaries, or its correspondents shall be responsible for

               (i)  failure of any instrument to bear any
          reference to the related Letter of Credit or inadequate reference in any instrument to such Letter of Credit, or failure of any document (other than documents expressly required to be presented under such Letter of Credit) to accompany any instrument at negotiation, or failure of any person to note the amount of any instrument on the reverse of a Letter of Credit, or to surrender or take up a Letter of Credit or to forward documents apart from instruments as required by the terms of such Letter of Credit, each of which provisions, if contained in a Letter of Credit itself, it is agreed may be waived by Chase; or

               (ii) errors, omissions, interruptions or delays in transmission, or delivery of any message, by mail, telex, cable, telegraph, wireless or other teletransmission or by oral instructions, whether or not they may be in cipher;

          (c) Chase shall not be responsible for any act, error, neglect or default, omission, insolvency or failure in business of any of its correspondents;

          (d) the occurrence of any one or more of the contingencies or events referred to in the Uniform Customs and Practice or in the preceding clauses of subparagraphs (i) and
(ii) shall not affect, impair, or prevent the vesting of any of Chase's rights or powers hereunder or the Borrowers' obligation to make payment;

          (e)  each Borrower will promptly examine:

               (i) any copy of a Letter of Credit; and of any amendments thereof sent to it by Chase; and

               (ii) all instruments and documents delivered to it from time to time, and, in the event of any claim of noncompliance with such Borrower's Instructions or other irregularity, such Borrower will immediately notify Chase thereof in writing, the Borrowers being conclusively deemed to have waived any such claim against Chase and its correspondents unless such notice is given as aforesaid;

          (f) any action, inaction or omission on the part of Chase or any of its correspondents, under or in connection with a Letter of Credit or the related instruments, documents or property, if in good faith, shall be binding upon the applicable Borrower and shall not place Chase or any of its correspondents under any liability to such Borrower; and

          (g) in the event that Chase shall preassign a letter of credit number or numbers to any Borrower, such Borrower shall keep such number(s) confidential and shall not disclose any such number to any Person until the Letter of Credit to which such number relates has been approved by Chase.

          Each Borrower agrees to hold Chase, the other Lenders, their officers, directors, and employees, each of their affiliates and Subsidiaries, and their correspondents indemnified and harmless against any and all claims, loss, liability or damage, including reasonable counsel fees, howsoever arising from or in connection with any Letter of Credit or any application, including, without limitation, any such claim, loss, liability or damage arising out of any transfer, sale, delivery, surrender or endorsement of any document at any time(s) held by Chase, the Lenders, or any of their affiliates or Subsidiaries, or held for the account of any one of them by any correspondent of any of them, or arising out of any action for injunctive or other judicial or administrative relief arising out of or in connection with any Letter of Credit and affecting, directly or indirectly, Chase, the Lenders or such Affiliate or Subsidiary.

          Section 3.07. LICENSES; INSURANCE; REGULATIONS. Each Borrower will procure promptly any necessary import, export or other licenses for the import, export or shipping of the property shipped under or pursuant to or in connection with each Letter of Credit, and will comply with all foreign and domestic governmental regulations in regard to the shipment of such property or the financing thereof, and will furnish such certificates in that respect as Chase may at any time(s) require, and will keep such property adequately covered by insurance in amounts, against risks and with companies satisfactory to Chase, and will assign the policies or certificates of insurance to Chase as Agent for the Benefit of the Lenders, or will make the loss or adjustment, if any, payable to Chase, at Chase's option, and will furnish Chase, on its demand, with evidence of acceptance by the insurers of such assignment. Should the insurance upon such property for any reason be unsatisfactory to Chase, Chase may, at the Borrowers' expense, obtain insurance satisfactory to Chase.

          Each Application for a Letter of Credit hereunder shall constitute the warranty and certification by the applicable Borrower that no shipment or payment to be made in connection with such Letter of Credit violates or will violate any United States export, currency control, or other regulations.

          Section 3.08. ADDITIONAL SECURITY. If a temporary restraining order or an injunction (preliminary or permanent) or any similar order is issued in connection with any Lender of Credit or any instrument or documents relating thereto, which order, injunction, or similar order may apply, directly or indirectly, to Chase, the applicable Borrower shall, on demand, deliver, convey, transfer, or assign to the Agent additional security of a value and character satisfactory to Chase, or make such payment as Chase may require.

          Section 3.09. CONTINUING RIGHTS AND OBLIGATIONS. Chase's rights and the rights of any other Lender hereunder shall continue unimpaired, and each Borrower shall be and remain obligated in accordance with the terms and provisions hereof, notwithstanding the release and/or substitution of any property which may be held as Collateral at any time(s), or of any rights or interest therein. No delay, extension of time, renewal, compromise or other indulgence which may occur or be granted by Chase shall impair Chase's or any Lender's rights or powers hereunder.

          Section 3.10.  INSTRUCTIONS; NO LIABILITY.
Instructions may be honored by Chase when received from anyone purporting to be an authorized person. Each Borrower may furnish Chase with written confirmation of any such instruction, but Chase's responsibility with respect to any instruction shall not be affected by its failure to receive such confirmation or the content thereof. Chase shall have no responsibility to notify the applicable Borrower of any discrepancies between such Borrower's instructions and its written confirmation, and in the event of any such discrepancy, the original instruction shall govern. Chase shall be fully protected in, and shall incur no liability to any Borrower for, acting upon any Instructions or any oral, written, telephone, teleprocess, electronic, or other amendments thereto which Chase in good faith believes to have been given by any authorized person, and in no event shall Chase be liable for special, consequential, or punitive damages. Chase may, at its option, use any means of verifying any Instruction received by it. Chase also may, at its option, refuse to act upon any instruction or other communication or any part thereof, without incurring any responsibility for any loss, liability or expense arising out of such refusal. All such authorizations and instructions shall continue in full force and effect unless Chase may elect to act upon additional instructions delivered to it by the applicable Borrower prior to the issuance of a Letter of Credit in reliance upon the original instructions.

          Section 3.11. AMENDED AGREEMENT. In the event that Chase shall revise its standard reimbursement agreement executed by each applicant for a Letter of Credit, each Borrower shall execute and deliver to Chase an amendment to this Agreement incorporating such changes, promptly upon request therefor from Chase. No such amendment which would adversely affect the rights or benefits of the Lenders, shall be made without the consent of all the Lenders.

          Section 3.12. CHASE MICRO L/C. Each Borrower and the Lenders recognize that certain terms and provisions of this Agreement assume that the Borrowers are utilizing the Chase Micro L/C product and procedures in connection with the Letters of Credit. Notwithstanding anything in this Agreement to the contrary, unless the Chase Micro L/C is in effect all letters of credit issued by Chase for the account of any Borrower will be Letters of Credit issued under and subject to the terms of this Agreement. To the extent the applications or procedures for issuance of such Letters of Credit are different from those set forth in this Agreement, each Borrower agrees to comply with the terms of such applications and the required procedures. To the extent the terms (including, without limitation, terms with respect to fees and reimbursement obligations) of any such agreement conflict with the terms of this Agreement, the terms of this Agreement shall govern.

          Section 3.13. BILLS OF LADING. All bills of lading will be consigned to the Borrowers or to Chase; provided that, at the direction of the Required Lenders the Borrower must assign all bills of lading in its possession to Chase and all new bills of lading shall be consigned to Chase.

          Section 3.14. USE OF LOANS. Notwithstanding any provision contained in this Agreement to the contrary, each Lender may make a Revolving Credit Loan to repay in whole or in part any amount required to be paid pursuant to this Article 3, including but not limited to the repayment of a reimbursement obligation.


                ARTICLE 4.  LETTERS OF INDEMNITY.

          Section 4.01. LETTERS OF INDEMNITY. The Borrowers recognize and agree that none of the Agent, the Servicing Agent, or any of the Lenders has any commitment or obligation to issue letters of indemnity, steamship guaranties, air way releases and/or similar undertakings (a "Letter of Indemnity") hereunder and that the issuance of any such Letter of Indemnity is in the sole discretion of Chase. Chase may in its sole discretion and from time to time during the period from the Closing Date to the Termination Date issue Letters of Indemnity for the benefit of the Borrowers, provided (a) the Letter of Indemnity covers goods imported by the applicable Borrower under a Letter of Credit,
(b) the aggregate amount, as determined in accordance with Chase's policies and procedures, of Letters of Indemnity outstanding at any time shall not exceed Seven Hundred Fifty Thousand Dollars ($750,000), and (c) such Letters of Indemnity shall be in addition to Chase's Revolving Credit Commitment.

          Section 4.02. REIMBURSEMENT AGREEMENT. On demand the Borrowers shall pay, or reimburse Chase in cash for, the amount of any and all payments made or required to be made by Chase to any Person as a result of, arising out of, pursuant to, or based upon, the issuance and delivery of a Letter of Indemnity.

          In addition, at Chase's request, the Borrowers shall defend (through counsel reasonably acceptable to Chase) or assist Chase in defending any action, suit, or proceeding brought against Chase with respect to a Letter of Indemnity, and on demand shall pay, or reimburse Chase in cash for, the amount of any and all costs, judgments (including special and consequential damages), settlement, and expenses (including attorney fees) with respect thereto. Chase shall have the right, in its sole discretion and without notice to or the consent of the Borrowers, to determine the reasonableness of any claim or demand for payment and the amount of any payment (including payments in settlement of any claim).

          Section 4.03. AUTHORIZATION. Chase is authorized to accept and/or pay any and all drafts presented in connection with, or drawn under any Letter of Credit issued by Chase for the account of the applicable Borrower with respect to any goods related to a Letter of Indemnity, whether or not documents complying with the terms of any such draft or credit are received, with the same effect as though documents in full and exact compliance were received.

          Section 4.04. DELIVERY OF REQUIRED DOCUMENTATION. The applicable Borrower shall use its best efforts to deliver or cause to be delivered to Chase all required documents related to any goods with respect to which Chase shall issue and deliver a Letter of Indemnity. Chase is authorized to retain an original of each bill of lading or other title document which is delivered to Chase in connection with any goods with respect to which Chase has issued and delivered a Letter of Indemnity. The applicable Borrower shall, upon delivery to an air or marine carrier of all required documents related to goods with respect to which Chase issued and delivered a Letter of Indemnity, assist Chase in obtaining any requested releases of Chase's obligations under such Letter of Indemnity.

          Section 4.05. CONTINUING OBLIGATIONS. The obligations of the Borrowers under this Article 4 shall be continuing. Chase may continue to act in reliance hereon until the receipt by Chase of written notice from the Borrowers not to extend further accommodation hereunder. No such notice, however, shall release the Borrowers from any of their obligations hereunder with respect to any Letter of Indemnity which was issued and delivered by Chase prior to receipt of such notice.

          Section 4.06. INSTRUCTIONS. Chase is authorized to accept and rely upon any written instructions given on behalf of the Borrowers by any officer or employee authorized by or in accordance with an appropriate resolution delivered to Chase in connection herewith (such employee or officer being an "Authorized Officer"). In addition, Chase is authorized to accept and rely upon any instructions received by telephone, telex, TWX, facsimile transmission or bank wire which Chase believes in good faith to have been given by or on behalf of an Authorized Officer. Chase shall incur no liability to the Borrowers or otherwise as a result of any act or omission of Chase pursuant to such instructions. All instructions delivered to Chase by telephone shall be confirmed by the Borrowers promptly thereafter in writing. Chase, however, shall have no liability to the Borrowers for acting pursuant to telephone instructions even though it fails to receive such written confirmation or thereafter receives any inconsistent written confirmation.

          Section 4.07.  FEES.  The Borrowers agree to pay to
Chase for its own account its standard fees and charges as in effect from time to time related to the issuance and delivery of Letters of Indemnity.


                   ARTICLE 5.  PARTICIPATIONS.

          Section 5.01. SALE AND PURCHASE OF PARTICIPATIONS. Each Lender hereby irrevocably and unconditionally agrees to purchase, and Chase hereby agrees to sell and transfer to each Lender, an undivided fractional interest (a "Participation") equal to such Lender's Pro Rata Share in (a) each Letter of Credit upon issuance thereof and each draw thereunder upon such drawing and the obligations of the Borrowers in respect of each such Letter of Credit under this Agreement; and (b) each Letter of Indemnity upon issuance thereof and each draw thereunder upon such drawing and the obligations of the Borrowers in respect of each such Letter of Indemnity under this Agreement.

          Section 5.02. PARTICIPATION IN FEES AND COLLATERAL; RELATIONSHIP. Each Lender will be entitled to receive only the portions of the Letter of Credit fees paid by the Borrowers to Chase for the account of the Lenders under Section 3.03. Chase shall pay each Lender its share of each Letter of Credit Fee, in arrears promptly after the end of each month.

          In addition to the foregoing, each Lender hereby purchases, and Chase hereby sells to each Lender, an undivided fractional interest equal to such Lender's Pro Rata Share in the Facility Documents, as well as all additional security specifically assigned to Chase to secure the Letters of Credit, and the Letters of Indemnity, as the case may be.

          The relationship between Chase (in its capacity as seller of Participations pursuant to this Article 5) and each Lender (in its capacity as purchaser of Participations pursuant to this Article 5) is and shall be that of a purchaser and seller of a property interest and not a creditor-debtor relationship or joint venture. Chase (in its capacity as seller of Participations pursuant to this Article 5) shall owe each Lender (in its capacity as purchaser of Participations pursuant to this Article 5) no duty except as specifically set forth in this
Article 5.

          Section 5.03. PROCEDURES. Whenever a draw shall be made under a Letter of Credit or a Letter of Indemnity and the Borrowers shall fail to reimburse Chase therefor in accordance with this Agreement, Chase will promptly notify each Lender regarding such draw or payment as follows: (a) the date of such draw or payment; and (b) the amount of such draw or payment. Although Chase shall be responsible for paying each such draw or payment on each Letter of Credit or Letter of Indemnity, as the case may be, each Lender shall bear its Pro Rata Share of the credit risk associated with each such draw or payment. Accordingly, in the event that the amount of any such draw or payment is not paid in full by or on behalf of the Borrowers when required in accordance with the terms of this Agreement, for any reason, Chase shall give prompt notice by telephone (promptly confirmed in writing) or telex to each Lender of such event.
Upon receipt of such telephone or telex notice, each Lender shall cause to be transmitted to Chase, to the account set forth below an amount in immediately available funds equivalent to its Pro Rata Share of such draw or payment in such manner to ensure that such funds are received by Chase, and available to Chase by 3:00 p.m., New York time, on the date demand therefor was made by Chase to each Lender (if demand was made by 12:00 noon, New York time) or by 10:00 a.m., New York time, on the Banking Day following the date demand therefor was made (if demand was made after 12:00 noon, New York City time).

          ABA No:  0210002

          Chase Account No.:  900-9-000374

          Reference:  Import LC Department

          Chase Address:  New York Agency
          Chase Metrotech Center
          Brooklyn, New York 11245


          Section 5.04.  COLLECTIONS AND REMITTANCES.  Whenever
Chase receives any payment, interest, reimbursement, collection, or recovery on account of a Letter of Credit or Letter of Indemnity whether from the Borrower, any collateral, or otherwise, it shall allocate such receipts as follows:

          (a) First, to the payment of taxes, assessments, insurance premiums, or for similar purposes as required by the Letter of Credit or Letter of Indemnity, as the case may be, or any other Loan Document, and, if previously paid by Chase, such sums shall be retained by Chase; and

          (b) In the event any Borrower fails to reimburse Chase for any draw under a Letter of Credit or Letter of Indemnity, as the case may be, when due and Chase receives a payment of or on account of such defaulted amount as to which a Lender has paid Chase the amount of its Pro Rata Share pursuant to Section 5.04, that portion of the amount received shall be allocated between each such Lender and Chase pro rata, with each such Lender's percentage of the principal amount based on its Pro Rata Share and with each such Lender's portion of the interest and fees on its Pro Rata Share based upon the amounts set forth above.

          After Chase receives a payment on account of a Letter of Credit or Letter of Indemnity, as the case may be, and makes the allocations required by the preceding paragraph, it shall give notice to each Lender not later than 11:30 a.m., New York time, by telephone and promptly remit to each Lender (or credit to the Lender's account with Chase, if any) the amount to which each such Lender is entitled; provided, however, that Chase may retain and deduct from such payment to any such Lender any amount owed Chase by such Lender pursuant to this Article 5.

          If any payment received by Chase and distributed or credited to a Lender is later rescinded or is otherwise returned by Chase for whatever reason (including, without limitation, settlement of an alleged claim), each such Lender, upon demand by Chase, shall immediately pay to Chase such Lender's Pro Rata Share of the amount so returned. The covenants contained in this paragraph shall survive the termination of this Agreement.

          Section 5.05. ADMINISTRATION STANDARD OF CARE. Chase will administer each Letter of Credit or Letter of Indemnity in the ordinary course of business and in accordance with its usual practices, modified from time to time as it deems appropriate under the circumstances. Except as expressly set forth in the second paragraph of this Section 5.05, Chase shall be entitled to use its discretion in taking or refraining from taking any actions in connection with any of the foregoing as if it were the sole party involved in any of the foregoing and no Participations existed.

          Notwithstanding the provisions of the first paragraph of this Section 5.05, Chase agrees that it will not knowingly take any of the following actions without the written consent of each Lender: (a) waive any default by the Borrowers involving the payment of money to Chase pursuant to any of the Letters of Credit or Letters of Indemnity; (b) extend the time of payment of the fees to be paid for account of the Lenders pursuant to
Section 3.03 with respect to any of the Letters of Credit; (c) extend the expiry date of any Letter of Credit after the Revolving Credit Termination Date; or (d) reduce the fees charged on the Letters of Credit below the amount required to be paid to Chase or to the Lenders pursuant to the terms of this Article 5. Chase shall be fully justified in failing or refusing to take any action under any of the Facility Documents unless it shall first receive such advice or concurrence of the Lenders as Chase shall deem appropriate.

          Each Lender acknowledges that its Participations hereunder are without recourse to Chase and that each such Lender expressly assumes all risk of loss in connection with its Participation in the Letters of Credit and Letters of Indemnity, as if such Lender had directly provided such Letters of Credit and Letters of Indemnity. Chase shall have no liability, express or implied, for any action taken or omitted to be taken by Chase or for any failure or delay in exercising any right or power possessed by Chase under any of the Facility Documents except for actual losses, if any, suffered by any Lender that are proximately caused either by Chase's gross negligence or by Chase's willful misconduct. Without limiting the foregoing, Chase (a) may consult with legal counsel, independent public accountants, appraisers, and other experts, selected by Chase, and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such persons, (b) shall be entitled to rely on, and shall incur no liability by acting upon, any conversation, notice, consent, certificate, statement, order, or any document or other writing (including, without limitation, telegraph, telex, telecopy, TWX, or other telecommunication device) believed by Chase to be genuine and correct and to have been signed, sent, or made by the proper person, (c) makes no warranty or representation of any kind of character relating to the Borrowers or the Collateral, and shall not be responsible for any warranty or representation made in or in connection with any of the Facility Documents,
(d) makes no warranty or representation as to, and shall not be responsible for the correctness as to form, the due execution, legality, validity, enforceability, genuineness, sufficiency, or collectability of any of the Facility Documents, for any failure by any Borrower or any Person to perform its obligations thereunder, for any Borrower's use of the proceeds therefrom, or for the preservation of the Collateral or the loss, depreciation, or release thereof, (e) makes no warranty or representation as to, and assumes no responsibility for, the authenticity, validity, accuracy, or completeness of any notice, financial statement, or other document or information received by Chase or any Lender in connection with, or otherwise referred to in, any of the Facility Documents, and (f) shall not be required to make any inquiry concerning the observance or performance of any agreement contained in, or conditions of, any of the Facility Documents, or to inspect the property, books, or records of the Borrowers or any Person.

          Any Lender may lend money to, accept deposits from, and generally engage in any kind of business with the Borrowers as freely as though no Participations had been granted to a Lender.


         ARTICLE 6.  YIELD PROTECTION; ILLEGALITY; ETC.

          Section 6.01. ADDITIONAL COSTS. (a) The Borrowers shall pay directly to each Lender from time to time on demand such amounts as such Lender may determine to be necessary to compensate it for any costs which such Lender determines are attributable to its making or maintaining any Eurodollar Loans under this Agreement or its Notes or its obligation to make any such Loans hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any such Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change which: (i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or its Notes in respect of any of such Loans (other than taxes imposed on the overall net income of such Lender or of its Lending Office for any of such Loans by the jurisdiction in which such Lender has its principal office or such Lending Office); or (ii) imposes or modifies any reserve, special deposit, deposit insurance or assessment, minimum capital, capital ratio or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender (including any of such Loans or any deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01); or (iii) imposes any other condition affecting this Agreement or its Notes (or any of such extensions of credit or liabilities). Each Lender will notify the Borrowers of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this Section 6.01
(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation. If any Lender requests compensation from the Borrowers under this Section 6.01(a), or under Section 6.01(c), the Borrowers may, by notice to such Lender (with a copy to the Agent), require that such Lender's Loans of the type with respect to which such compensation is requested be converted in accordance with Section 6.04.

          (b) Without limiting the effect of the foregoing provisions of this Section 6.01, in the event that, by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on Eurodollar Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes Eurodollar Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if such Lender so elects by notice to the Borrowers (with a copy to the Agent), the obligation of such Lender to make or renew, and to convert Loans of any other type into, Loans of such type hereunder shall be suspended until the date such Regulatory Change ceases to be in effect (and all Loans of such type held by such Lender then outstanding shall be converted in accordance with Section 6.04).

          (c) Without limiting the effect of the foregoing provisions of this Section 6.01 (but without duplication), the Borrowers shall pay directly to each Lender from time to time on request such amounts as such Lender may determine to be necessary to compensate such Lender for any costs which it determines are attributable to the maintenance by it or any of its Affiliates pursuant to any law or regulation of any jurisdiction or any interpretation, directive or request (whether or not having the force of law and whether in effect on the date of this Agreement or thereafter) of any court or governmental or monetary authority of capital in respect of its Loans or participation in Letters of Credit hereunder or its obligation to make Loans hereunder (such compensation to include, without limitation, an amount equal to any reduction in return on assets or equity of such Lender or such Affiliates to a level below that which it could have achieved but for such law, regulation, interpretation, directive or request). Each Lender will notify the Borrowers if it is entitled to compensation pursuant to this Section 6.01(c) as promptly as practicable after it determines to request such compensation.

          (d) Determinations and allocations by a Lender for purposes of this Section 6.01 of the effect of any Regulatory Change pursuant to subsections (a) or (b), or of the effect of capital maintained pursuant to subsection (c), on its costs of making or maintaining Loans or its obligation to make Loans, or on amounts receivable by, or the rate of return to, it in respect of Loans or such obligation, and of the additional amounts required to compensate such Lender under this Section 6.01, shall be conclusive, provided that such determinations and allocations are made on a reasonable basis.

          Section 6.02.  LIMITATION ON TYPES OF LOANS.  Anything
herein to the contrary notwithstanding, if:

          (a) the Agent determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01 are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest for any type of Eurodollar Loans as provided in this Agreement; or

          (b)  the Required Lenders determine (which
determination shall be conclusive) and notify the Agent that the relevant rates of interest referred to in the definition of "Eurodollar Base Rate" in Section 1.01 upon the basis of which the rate of interest for any type of Eurodollar Loans is to be determined do not adequately cover the cost to the Lenders of making or maintaining such Loans;

then the Agent shall give the Borrowers and each Lender prompt notice thereof, and so long as such condition remains in effect, the Lenders shall be under no obligation to make or renew Loans of such type or to convert Loans of any other type into Loans of such type and the Borrowers shall, on the last day(s) of the then current Interest Period(s) for the outstanding Loans of the affected type, either prepay such Loans or convert such Loans into another type of Loans in accordance with Section 2.06.

          Section 6.03. ILLEGALITY. Notwithstanding any other provision in this Agreement, in the event that it becomes unlawful for any Lender or its Lending Office to (a) honor its obligation to make or renew Eurodollar Loans hereunder or convert Loans of any type into Loans of such type, or (b) maintain Eurodollar Loans hereunder, then such Lender shall promptly notify the Borrowers thereof (with a copy to the Agent) and such Lender's obligation to make or renew Eurodollar Loans and to convert other types of Loans into Loans of such type hereunder shall be suspended until such time as such Lender may again make, renew, or convert and maintain such affected Loans and such Lender's outstanding Eurodollar Loans, as the case may be, shall be converted in accordance with Section 6.04.

          Section 6.04.  CERTAIN CONVERSIONS PURSUANT TO SECTIONS
6.01 AND 6.03. If the Loans of any Lender of a particular type (Loans of such type being herein called "Affected Loans" and such type being herein called the "Affected Type") are to be converted pursuant to Section 6.01 or 6.03, such Lender's Affected Loans shall be automatically converted into Variable Rate Loans on the last day(s) of the then current Interest Period(s) for the Affected Loans (or, in the case of a conversion required by Section 6.01(b) or 6.03, on such earlier date as such Lender may specify to the Borrowers with a copy to the Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 6.01 or 6.03 which gave rise to such conversion no longer exist:

          (a) to the extent that such Lender's Affected Loans have been so converted, all payments and prepayments of principal which would otherwise be applied to such Lender's Affected Loans shall be applied instead to its Variable Rate Loans;

          (b) all Loans which would otherwise be made or renewed by such Lender as Loans of the Affected Type shall be made instead as Variable Rate Loans and all Loans of such Lender which would otherwise be converted into Loans of this Affected Type shall be converted instead into (or shall remain as) Variable Rate Loans; and

          (c) if Loans of other Lenders of the Affected Type are subsequently converted into Loans of another type (other than Variable Rate Loans), such Lender's Variable Rate Loans shall be automatically converted on the conversion date into Loans of such other type to the extent necessary so that, after giving effect thereto, all Loans held by such Lender and the Lenders whose Loans are so converted are held pro rata (as to principal amounts, types and interest Periods) in accordance with their respective Commitments.

          If such Lender gives notice to the Borrowers (with a copy to the Agent) that the circumstances specified in Section
6.01 or 6.03 which gave rise to the conversion of such Lender's Affected Loans pursuant to this Section 6.04 no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when Loans of the Affected Type are outstanding, such Lender's Variable Rate Loans shall be automatically converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Loans of the Affected Type to the extent necessary so that, after giving effect thereto, all Loans held by the Lenders holding Loans of the Affected Type and by such Lender are held pro rata (as to principal amounts, types and Interest Periods) in accordance with their respective Commitments.

          Section 6.05. CERTAIN COMPENSATION. The Borrowers shall pay to the Agent for the account of each Lender, upon the request of such Lender through the Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense which such Lender determines is attributable to:

          (a) any payment, prepayment, conversion or renewal of a Eurodollar Loan made by such Lender on a date other than the last day of an Interest Period for such Loan (whether by reason of acceleration or otherwise); or

          (b) any failure by the Borrowers to borrow, convert into or renew a Eurodollar Loan to be made, converted into or renewed by such Lender on the date specified therefor in the relevant notice under Section 2.05, 2.07 or 2.09, as the case may be.

          Without limiting the foregoing, such compensation shall include an amount equal to the excess, if any, of: (i) the amount of interest which otherwise would have accrued on the principal amount so paid, prepaid, converted or renewed or not borrowed, converted or renewed for the period from and including the date of such payment, prepayment or conversion or failure to borrow, convert or renew to but excluding the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow, convert or renew, to but excluding the last day of the Interest Period for such Loan which would have commenced on the date specified therefor in the relevant notice) at the applicable rate of interest for such Loan provided for herein; over (ii) the amount of interest (as reasonably determined by such Lender) such Lender would have bid on the date of such prepayment or failure, in the London interbank market for Dollar deposits for amounts comparable to such principal amount and maturities comparable to such period. A determination of any Lender as to the amounts payable pursuant to this Section 6.05 shall be conclusive absent manifest error.


                ARTICLE 7.  CONDITIONS PRECEDENT.

          Section 7.01.  CONDITIONS PRECEDENT TO THE
EFFECTIVENESS OF THIS AGREEMENT AND THE INITIAL USE OF A CREDIT FACILITY ON OR AFTER THE SECOND CLOSING DATE. The obligations of the Lenders on or after the Second Closing Date to make the Revolving Credit Loans, or of Chase to issue a Letter of Credit, are subject to the condition precedent that the Agent shall have received, with copies to each Lender, on or before the Second Closing Date, each of the following, in form and substance satisfactory to the Lenders, the Agent, the Servicing Agent and its counsel:

          (a)  the Notes duly executed by the Borrowers;

          (b) the Authorization Letter duly executed by the Borrowers;

          (c) good standing certificates for each Borrower, dated reasonably near the Second Closing Date, from the Secretary of State (or other appropriate official) of the jurisdiction of incorporation of each Borrower certifying as to due incorporation and good standing of such Borrower and certificates dated reasonably near the Second Closing Date, from the Secretary of State (or other appropriate official) of each other jurisdiction where such Borrower is required to be qualified to conduct business, certifying that such Borrower is qualified to do business in such jurisdiction;

          (d) the execution and delivery of the Amendment to the Security Agreements by the appropriate parties thereto together with duly executed financing statements (UCC-1 and UCC-3) to be filed under the Uniform Commercial Code of all jurisdictions necessary or, in the opinion of the Agent or any Lender, desirable to perfect the security interest created by the Security Agreement;

          (e) the execution and delivery of the Warrant by Apparel;

          (f)  the execution and delivery of the Lock Box
Agreement by each of the Borrowers;

          (g) a certificate of the Secretary or Assistant Secretary of each Borrower, dated the Second Closing Date, attesting to all corporate action taken by each Borrower including resolutions of its Board of Directors authorizing the execution, delivery and performance of the Facility Documents to which it is a party and each other document to be delivered pursuant to this Agreement;

          (h)  a certificate of the Secretary or Assistant
Secretary of each Borrower, dated the Second Closing Date, certifying the names and true signatures of the officers of such Borrower authorized to sign the Facility Documents to which it is a party and the other documents to be delivered by such Borrower under this Agreement;

          (i) a certificate of a duly authorized officer of each Borrower, dated the Second Closing Date, stating that the representations and warranties in Article 8 are true and correct on such date as though made on and as of such date and that no event has occurred and is continuing which constitutes a Default or Event of Default;

          (j) a favorable opinion of counsel for the Borrowers, dated the Second Closing Date, in substantially the form of
Exhibit I hereto and as to such other matters as the Agent, the Servicing Agent or any Lender may reasonably request;

          (k) an analysis of the inventory and accounts receivable of each Borrower, satisfactory to the Lenders, prepared by M.R. Weiser & Co. or another accounting firm acceptable to the Lenders;

          (l) delivery of the management prepared consolidated and consolidating balance sheet, statement of operations and statements of cash flow of Apparel and its consolidated Subsidiaries as at December 31, 1995, prepared in connection with the Borrowers' annual audit, and such financial statements do not show results materially different from the projections supplied to the Lenders by the Borrowers;

          (m) a borrowing base certificate (calculated as of the Second Closing Date) in form and substance satisfactory to the Required Lenders;

          (n) the Servicing Agent shall be prepared to perform its duties under this Agreement;

          (o)  the execution and delivery of the Trivest Letter
Agreement; and

          (p)  a copy of each Significant Agreement.


          Section 7.02. ADDITIONAL CONDITIONS PRECEDENT. The obligations of the Lenders to provide any Revolving Credit Loan, or of Chase to issue a Letter of Credit, on or after the Second Closing Date, shall be subject to further conditions precedent that on the date of providing such Credit Facility:

          (a) after the making of such Revolving Credit Loan or issuance of such Letter of Credit (i) the Revolving Credit Loans shall be, and shall reasonably be expected to continue to be through the time period that any outstanding Letters of Credit may be drawn upon (based upon projections prepared by the Borrowers and provided to the Lenders that are in form and substance satisfactory to the Required Lenders) equal to or less than the lesser of (A) the Revolving Credit Loan Borrowing Base, and (B) the Revolving Credit Commitment, and (ii) the Outstanding Working Capital Obligations shall be and shall reasonably be expected to continue to be through the time period that any outstanding Letters of Credit may be drawn upon (based upon projections prepared by the Borrowers and provided to the Lenders that are in form and substance satisfactory to the Required Lenders) equal to or less than the lesser of (A) the Working Capital Borrowing Base and (B) the Revolving Credit Commitment;

          (b) in the case of a Letter of Credit, there shall be orders for goods to be imported under such Letter of Credit in an aggregate amount and on terms satisfactory to the Required
Lenders;

          (c)  the following statements shall be true:

               (i) the representations and warranties contained herein and in the Security Documents, are true and correct in all material respects on and as of the date of making such Revolving Credit Loans or issuance of such Letter of Credit as though made on and as of such date; and

               (ii) no Default or Event of Default has occurred and is continuing, or would result from such Loans or issuing such Letter of Credit, as the case may be; and

          (d) the Agent or Servicing Agent shall have received such approvals, opinions or documents as either of such Agents or any Lender may reasonably request.

          Section 7.03. DEEMED REPRESENTATIONS. Each request for a Revolving Credit Loan, or Letter of Credit hereunder and acceptance by the Borrowers of the proceeds of such Loan or the issuance of such Letter, as the case may be, shall constitute a representation and warranty that, except to the extent that they relate expressly to a given date, the statements contained in
Section 7.02(a), (b) and (c) are true and correct in all material respects both on the date of such request and, unless the Borrowers otherwise notify both the Agent and the Servicing Agent prior to such borrowing or issuance, as of the date of such borrowing or issuance, as the case may be.


           ARTICLE 8.  REPRESENTATIONS AND WARRANTIES.

Each Borrower hereby represents and warrants that:

          Section 8.01. INCORPORATION, GOOD STANDING AND DUE QUALIFICATION. Each Borrower and its Subsidiaries is duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its assets and to transact the business in which it is now engaged or proposed to be engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required.

          Section 8.02. CORPORATE POWER AND AUTHORITY; NO CONFLICTS. The execution, delivery and performance by each Borrower of the Facility Documents to which it is a party have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of its stockholders; (b) contravene its charter or by-laws; (c) violate any provision of, or require any filing other than the filing of the financing statements contemplated by the Security Agreement), registration, consent or approval under, any law, rule, regulation (including, without limitation, Regulation U), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to such Borrower or any of its Subsidiaries or Affiliates; (d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which such Borrower is a party or by which it or its properties may be bound or affected; (e) result in, or require, the creation or imposition of any Lien (other than as created under the Security Agreement or the Trademark Assignment), upon or with respect to any of the properties now owned or hereafter acquired by such Borrower; or (f) cause such Borrower (or any Subsidiary or Affiliate, as the case may be) to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.

          Section 8.03. LEGALLY ENFORCEABLE AGREEMENTS. Each Facility Document to which a Borrower is a party is, or when delivered under this Agreement will be, a legal, valid and binding obligation of such Borrower enforceable against such Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors' rights generally.

          Section 8.04. LITIGATION. There are no actions, suits or proceedings pending or, to the knowledge of any Borrower, threatened, against or affecting such Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator, which may, in any one case or in the aggregate, materially adversely affect the financial condition, operations, properties or business of such Borrower or any such Subsidiary or of the ability of such Borrower to perform its obligations under the Facility Documents to which it is a party.

          Section 8.05. FINANCIAL STATEMENTS. The consolidated and consolidating balance sheet of Apparel and its consolidated subsidiaries as at December 31, 1994, and the related consolidated and consolidating statement of operations and statements of cash flows and changes in stockholders' equity of Apparel and its consolidated subsidiaries for the fiscal year then ended, and the accompanying footnotes, and as to the consolidated statements, together with the opinion thereon, of Coopers & Lybrand, independent certified public accountants, and the annual consolidated and consolidating balance sheet of Apparel and its consolidated subsidiaries as at December 31, 1995 and the related consolidated and consolidating statement of operations and statements of cash flows for the twelve month period then ended, copies of which have been furnished to each of the Lenders, are complete and correct and fairly present the financial condition of Apparel and its consolidated subsidiaries as at such dates and the results of the operations of Apparel and its consolidated subsidiaries for the periods covered by such statements, all in accordance with GAAP consistently applied. There are no liabilities of Apparel or any of its consolidated subsidiaries, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto (except as set forth in Schedule II), other than liabilities arising in the ordinary course of business since December 31, 1995. No information, exhibit or report furnished by any Borrower to the Lenders in connection with the negotiation of this Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not materially misleading.
Since December 31, 1995, there has been no material adverse change in the condition (financial or otherwise), business, operations or prospects of any of the Borrowers or any of their Subsidiaries.

          Section 8.06. OWNERSHIP AND LIENS. Each of the Borrowers and its Subsidiaries has title to, or valid leasehold interests in, all of its properties and assets, real and personal, including the properties and assets, and leasehold interests reflected in the financial statements referred to in
Section 8.05 (other than any properties or assets disposed of in the ordinary course of business), and none of the properties and assets owned by such Borrower or any of its Subsidiaries and none of its leasehold interests is subject to any Lien, except as disclosed in such financial statements or as may be permitted hereunder and except for the Lien created by the Security Agreement and Trademark Assignments.

          Section 8.07. TAXES. Each of the Borrowers and its Subsidiaries has filed all federal and state income tax returns required to be filed and has paid all taxes, assessments and governmental charges and levies thereon to be due, including interest and penalties where the failure to pay would have a material adverse effect on the Borrowers' business, operations or prospects. There has been no audit of the federal income tax liability of any of the Borrowers since the taxable year ended 1991.

          Section 8.08. ERISA. Each Plan, and, to the best knowledge of the Borrowers, each Multiemployer Plan, is in compliance in all material respects with, and has been administered in all material respects in compliance with, the applicable provisions of ERISA, the Code and any other applicable Federal or state law, and no event or condition is occurring or exists concerning which the Borrowers would be under an obligation to furnish a report to the Agent in accordance with
Section 9.09(h) hereof. As of the most recent valuation date for each Plan, each Plan was "fully funded," which for purposes of this Section 8.08 shall mean that the fair market value of the assets of the Plan is not less than the present value of the accrued benefits of all participants in the Plan, computed on a Plan termination basis. To the best knowledge of the Borrowers, no Plan has ceased being fully funded as of the date these representations are made with respect to any Loan under this Agreement.

          Section 8.09.  SUBSIDIARIES AND OWNERSHIP OF STOCK.
Schedule I is a complete and accurate list of the subsidiaries of each of the Borrowers and each other Person in which the Borrowers owned an equity interest, showing the jurisdiction of incorporation or organization of each Person and showing the percentage of such Borrower's ownership of the outstanding stock or other interest of each such Person. All of the outstanding capital stock or other interest of each such Person owned by any Borrower has been validly issued, is fully paid and nonassessable and is owned by such Borrower free and clear of all Liens.

          Section 8.10. CREDIT ARRANGEMENTS. Schedule II is a complete and correct list of all credit agreements, indentures, purchase agreements, guaranties, Capital Leases and other investments, agreements and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrowers or any of their Subsidiaries is in any manner directly or contingently obligated; and the maximum principal or face amounts of the credit in question, outstanding and which can be outstanding, are correctly stated, and all Liens of any nature given or agreed to be given as security therefor are correctly described or indicated in such Schedule.

          Section 8.11. OPERATION OF BUSINESS. Each of the Borrowers and their Subsidiaries possesses all licenses, permits, franchises, patents, copyrights, trademarks and trade names, or rights thereto, necessary to conduct its business substantially as now conducted and as presently proposed to be conducted, and to the best of their knowledge none of the Borrowers nor any of their Subsidiaries is in violation of any valid rights of others with respect to any of the foregoing.

          Section 8.12. HAZARDOUS MATERIALS. The Borrowers and each of their Subsidiaries have obtained all permits, licenses and other authorizations which are required under all Environmental Laws, except to the extent failure to have any such permit, license or authorization would not have a material adverse effect on the consolidated financial condition, operations, business or prospects of the Borrowers and the Consolidated Subsidiaries. Each Borrower and each of its Subsidiaries are in compliance with the terms and conditions of all such permits, licenses and authorizations, and are also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations schedules and timetables contained in any applicable Environmental Law or in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, except to the extent failure to comply would not have a material adverse effect on the consolidated financial condition, operations, business or prospects of such Borrower.

          In addition, except as set forth in Schedule III hereto:

          (a) No notice, notification, demand, request for information, citation, summons or order has been issued, no complaint has been filed, no penalty has been assessed and no investigation or review is pending or threatened by any governmental or other entity with respect to any alleged failure by any Borrower or any of its Subsidiaries to have any permit, license or authorization required in connection with the conduct of the business of such Borrower or any of its Subsidiaries or with respect to any generation, treatment, storage, recycling, transportation, release or disposal, or any release as defined in 42 U.S.C. Section 9601(22) ("Release"), of any substance regulated under Environmental Laws ("Hazardous Materials") generated by such Borrower or any of its Subsidiaries.

          (b)  None of the Borrowers nor any of their
Subsidiaries has handled any Hazardous Material, other than as a generator, on any property now or previously owned or leased by any Borrower or any of their Subsidiaries to an extent that it has, or may reasonably be expected to have, a material adverse effect on the consolidated financial condition, operations, business or prospects of such Borrower; and

               (i) no polychlorinated biphenyl is or has been present at any property now or previously owned or leased by the Borrowers or any of their Subsidiaries;

               (ii) no asbestos is or has been present at any property now or previously owned or leased by the Borrowers or any of their Subsidiaries;

               (iii)     there are no underground storage tanks
          for Hazardous Materials, active or abandoned, at any property now or previously owned or leased by the Borrowers or any of their Subsidiaries; and

               (iv) no Hazardous Materials have been Released, in a reportable quantity, where such a quantity has been established by statute, ordinance, rule, regulation or order, at, on or under any property now or previously owned by the Borrowers or any of their Subsidiaries.

          (c)  None of the Borrowers nor any of their
Subsidiaries has transported or arranged for the transportation of any Hazardous Material to any location which is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") listed for possible inclusion on the National Priorities List by the Environmental Protection Agency in the Comprehensive Environmental Response and Liability Information System as provided by 40 C.F.R. Section 300.5 ("CERCLIS") or on any similar state list or which is the subject of federal, state or local enforcement actions or other investigations which may lead to claims against any Borrower or any of its Subsidiaries for clean-up costs, remedial work, damages to natural resources or for personal injury claims, including, but not limited to, claims under CERCLA.

          (d) No Hazardous Material generated by the Borrowers or any of their Subsidiaries has been recycled, treated, stored, disposed of or released by any Borrower or any of its Subsidiaries at any location other than those listed in Schedule
III hereto.

          (e) No oral or written notification of a Release of a Hazardous Material has been filed by or on behalf of any Borrower or any of its Subsidiaries and no property now or previously owned or leased by any Borrower or any of its Subsidiaries is listed or proposed for listing on the National Priorities List promulgated pursuant to CERCLA, on CERCLIS or on any similar state list of sites requiring investigation or clean-up.

          (f) There are no Liens arising under or pursuant to any Environmental Laws on any of the real property or properties owned or leased by the Borrowers or any of their Subsidiaries, and no government actions have been taken or are in process which could subject any of such properties to such Liens and none of the Borrowers nor any of their Subsidiaries would be required to place any notice or restriction relating to the presence of Hazardous Materials at any property owned by it in any deed to such property.

          (g) There have been no environmental investigations, studies, audits, tests, reviews or other analyses conducted by or which are in the possession of the Borrowers or any of their Subsidiaries in relation to any property or facility now or previously owned or leased by the Borrowers or any of their Subsidiaries which have not been made available to the Lenders.

          Section 8.13. NO DEFAULT ON OUTSTANDING JUDGMENTS OR ORDERS. Each of the Borrowers and its Subsidiaries has satisfied all judgments applicable to them and none of the Borrowers nor any of their Subsidiaries is in default with respect to any judgment, writ, injunction or decree of any court, arbitrator or federal, state, municipal or other governmental authority, commission, board, bureau, agency or instrumentality, domestic or foreign.

          Section 8.14. NO DEFAULTS ON OTHER AGREEMENTS. None of the Borrowers nor any of their Subsidiaries is a party to any indenture, loan or credit agreement or any lease or other agreement or instrument or subject to any charter or corporate restriction which could have a material adverse effect on the business, properties, assets, operations or conditions, financial or otherwise, of such Borrower or any of its Subsidiaries, or the ability of such Borrower to carry out its obligations under the Facility Documents to which it is a party. None of the Borrowers nor any of their Subsidiaries is in default in any respect in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party, except for defaults which would not have a material adverse effect on the business, properties, assets, operations or conditions, financial or otherwise, of such Borrower or any of its Subsidiaries.

          Section 8.15. LABOR DISPUTES AND ACTS OF GOD. Neither the business nor the properties of any of the Borrowers or of any of their Subsidiaries are affected by any fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy or other casualty (whether or not covered by insurance) materially and adversely affecting such business or properties or the operation of any of the Borrowers or such Subsidiaries.

          Section 8.16. GOVERNMENTAL REGULATION. None of the Borrowers nor any of their Subsidiaries is subject to regulation under the Public Utility Holding Company Act of 1935, the Investment Company Act of 1940, the Interstate Commerce Act, the Federal Power Act or any statute or regulation limiting its ability to incur indebtedness for money borrowed as contemplated hereby.

          Section 8.17. PARTNERSHIPS. None of the Borrowers nor any of their Subsidiaries is a general partner in any partnership.

          Section 8.18. NO FORFEITURE. None of the Borrowers nor any of their Subsidiaries or Affiliates is engaged in or proposes to be engaged in the conduct of any business or activity which could result in a Forfeiture Proceeding and no Forfeiture Proceeding against any of them is pending or to the best of their knowledge, threatened.

          Section 8.19.  SOLVENCY.

          (a) The present fair saleable value of the assets of the Borrowers and their Subsidiaries after giving effect to all the transactions contemplated by the Facility Documents and the funding of the Revolving Credit Commitments hereunder exceeds the amount that will be required to be paid on or in respect of the existing debts and other liabilities (including contingent liabilities) of the Borrowers and their Subsidiaries as they mature.

          (b) The property of the Borrowers does not constitute unreasonably small capital for the Borrowers to carry out their business as now conducted and as proposed to be conducted including the capital needs of the Borrowers.

          (c) The Borrowers do not intend to, nor do they believe they will, incur debts beyond their ability to pay such debts as they mature (taking into account the timing and amounts of cash to be received by them, and of amounts to be payable on or in respect of debt of the Borrowers). The cash available to the Borrowers after taking into account all other anticipated uses of the cash of the Borrowers, is anticipated to be sufficient to pay all such amounts on or in respect of debt of the Borrowers when such amounts are required to be paid.

          (d) No Borrower believes that final judgments against it in actions for money damages will be rendered at a time when, or in an amount such that, such judgment will be unable to be satisfied promptly in accordance with its terms (taking into account the maximum reasonable amount of such judgments in any such actions and the earliest reasonable time at which such judgments might be rendered). The cash available to the Borrowers after taking into account all other anticipated uses of the cash of the Borrowers (including the payments on or in respect of debt referred to in paragraph (c) of this Section 8.19) is anticipated to be sufficient to pay all such judgments promptly in accordance with their terms.


               ARTICLE 9.  AFFIRMATIVE COVENANTS.

          So long as any of the Loans shall remain unpaid or any Outstanding Working Capital Obligation shall remain outstanding or any Lender shall have a Revolving Credit Commitment under this Agreement, or any amount is owing by any Borrower to any Lender hereunder or under any other Facility Document, each Borrower shall:

          Section 9.01. MAINTENANCE OF EXISTENCE. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate existence and good standing in the jurisdiction of its incorporation, and qualify and remain qualified, and cause each of its Subsidiaries to qualify and remain qualified, as a foreign corporation in each jurisdiction in which such qualification is required.

          Section 9.02.  CONDUCT OF BUSINESS.  Continue, and
cause each of its Subsidiaries to continue, to engage in an efficient and economical manner in a business of the same general type as conducted by it on the date of this Agreement.

          Section 9.03. MAINTENANCE OF PROPERTIES. Maintain, keep and preserve, and cause each of its Subsidiaries to maintain, keep and preserve, all of its properties, (tangible and intangible) necessary or useful in the proper conduct of its business in good working order and condition, ordinary wear and tear excepted.

          Section 9.04. MAINTENANCE OF RECORDS. Keep, and cause each of its Subsidiaries to keep, adequate records and books of account, in which complete entries will be made (except as to Subsidiaries domiciled outside the United States) in accordance with GAAP, reflecting all financial transactions of such Borrower and its Subsidiaries.

          Section 9.05. MAINTENANCE OF INSURANCE. Maintain, and cause each of its Subsidiaries to maintain, insurance with financially sound and reputable insurance companies or associations, reasonably acceptable to the Required Lenders, in such amounts and covering such risks as are usually carried by companies engaged in the same or a similar business and similarly situated, which insurance may provide for reasonable deductibility from coverage thereof.

          Section 9.06. COMPLIANCE WITH LAWS. Comply, and cause each of its Subsidiaries to comply, in all material respects with all applicable laws, rules, regulations and orders, such compliance to include, without limitation, paying before the same become delinquent all taxes, assessments and governmental charges imposed upon it or upon its property, except to the extent such are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established.

          Section 9.07. RIGHT OF INSPECTION. At any reasonable time and from time to time upon reasonable notice, permit the Agent, the Servicing Agent or any Lender or any agent or representative thereof, to examine and make copies and abstracts from the records and books of account of, and visit the properties of, such Borrower and any of its Subsidiaries, and to discuss the affairs. finances and accounts of such Borrower and any such Subsidiary with any of their respective officers and directors and such Borrower's independent accountants.

          Section 9.08. ASSET BASED AUDIT. From time to time, upon reasonable notice, at the request of the Required Lenders (but absent a Default or Event of Default, not more often than once every fiscal year), permit an asset based audit to be performed at the Borrowers' expense, and at any time at the request of any Lender at such Lender's expense.

          Section 9.09.  REPORTING REQUIREMENTS.  Furnish
directly to each of the Lenders (or as otherwise specifically provided for below):

          (a) as soon as available and in any event within 90 days after the end of each fiscal year of Apparel, a consolidated and consolidating balance sheet of Apparel and its consolidated subsidiaries as of the end of such fiscal year and a consolidated and consolidating statement of operations and statements of cash flows and changes in stockholders' equity of Apparel and its consolidated subsidiaries for such fiscal year, all in reasonable detail (including all operating divisions of the Borrowers) and stating in comparative form the respective consolidated figures for the corresponding date and period in the prior fiscal year, and with respect to the consolidated financial statements accompanied by an opinion thereon acceptable to the Agent and each of the Lenders by Coopers & Lybrand or other independent certified public accountants of national standing selected by Apparel, which opinion shall state that said financial statements fairly present the consolidated financial condition and results of operations of Apparel and its consolidated subsidiaries as at the end of, and for, such fiscal year in accordance with generally accepted accounting principles then in effect; provided, however, if there is a change in generally accepted accounting principles after December 31, 1994, which affects the presentation of the financial statements noted above in this
Section 9.09(a), then, in addition to the financial statements required above, Apparel will furnish to each Lender all adjustments to such financial statements required under this
Section 9.09(a) that would be required if they were prepared in accordance with GAAP at the same time it provides the financial statements noted above in this Section 9.09(a);

          (b) as soon as available and in any event within 45 days after the end of each of the first three quarters of each fiscal year of Apparel, a consolidated and consolidating balance sheet of Apparel and its consolidated subsidiaries as of the end of such quarter and a consolidated and consolidating statement and statements of cash flows, of Apparel and its consolidated subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, all in reasonable detail (including all operating divisions of the Borrowers) and stating in comparative form the respective consolidated figures for the corresponding date and period in the previous fiscal year and all prepared in accordance with GAAP and certified by the chief financial officer of Apparel (subject to standard year-end audit adjustments); provided, however, if there is a change in generally accepted accounting principles after December 31, 1994, which affects the presentation of the financial statements noted above in this Section 9.09(b), then, in addition to the financial statements required above, Apparel will furnish to each Lender all adjustments to such financial statements required under this Section 9.09(b) that would be required if they were prepared in accordance with GAAP at the same time it provides the financial statements noted above in this Section 9.09(b);

          (c) as soon as available and in any event within 60 days after the end of each January, 45 days after the end of each February, and 30 days after the end of each other month of the calendar year, a consolidated and consolidating balance sheet of Apparel and its consolidated subsidiaries as of the end of such month and a consolidated and consolidating statement of operations and statements of cash flows, of Apparel and its consolidated subsidiaries for such month and for the period commencing at the end of the previous fiscal year and ending with the end of such month, all in reasonable detail (including all operating divisions of the Borrowers) and all prepared in accordance with GAAP and certified by the chief financial officer of Apparel (subject to standard year-end audit adjustments); provided, however, if there is a change in generally accepted accounting principles after December 31, 1994, which affects the presentation of the financial statements noted above in this
Section 9.09(c), then, in addition to the financial statements required above, Apparel will furnish to each Lender all adjustments to such financial statements required under this
Section 9.09(c) that would be required if they were prepared in accordance with GAAP at the same time it provides the financial statements noted above in this Section 9.09(c);

          (d) promptly upon receipt thereof, copies of any reports submitted to the Borrowers or any of their Subsidiaries by independent certified public accountants in connection with examination of the financial statements of Apparel or any such Subsidiary made by such accountants or in connection with any analysis of the Borrower's operations and business practices;

          (e) simultaneously with the delivery of the financial statements referred to above, a certificate of the chief financial officer of Apparel (i) certifying that to the best of his knowledge no Default or Event of Default has occurred and is continuing or, if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto, and
(ii) with respect to the financial statements under Section 9.09(a) with computations demonstrating compliance with the covenants contained in Article 11;

          (f) promptly after the commencement thereof, notice of all actions, suits, and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, affecting any Borrower or any of its Subsidiaries which, if determined adversely to such Borrower or such Subsidiary, could have a material adverse effect on the financial condition, properties, or operations of such Borrower or such Subsidiary;

          (g) as soon as possible and in any event within 5 days after the occurrence of each Default or Event of Default a written notice setting forth the details of such Default or Event of Default and to the extent practicable the action which is proposed to be taken by the Borrowers with respect thereto;

          (h) as soon as possible, and in any event within ten days after any Borrower knows or has reason to know that any of the events or conditions specified below with respect to any Plan or Multiemployer Plan have occurred or exist, a statement signed by a senior financial officer of such Borrower setting forth details respecting such event or condition and the action, if any, which such Borrower or its ERISA Affiliate proposes to take with respect thereto (and a copy of any report or notice required to be filed with or given to PBGC by such Borrower or an ERISA Affiliate with respect to such event or condition):

               (i) any reportable event, as defined in Section 4043(b) of ERISA, with respect to a Plan, as to which PBGC has not by regulation waived the requirement of
          Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event (provided that a failure to meet the minimum funding standard of Section 412 of the Code or Section 302 of ERISA including, without limitation, the failure to make on or before its due date a required installment under Section 412(m) of the Code or Section 302(e) of ERISA, shall be a reportable event regardless of the issuance of any waivers in accordance with Section 412(d) of the Code) and any request for a waiver under Section 412(d) of the Code for any Plan;

               (ii) the distribution under Section 4041 of ERISA of a notice of intent to terminate any Plan or any action taken by a Borrower or an ERISA Affiliate to terminate any Plan;

               (iii) the institution by PBGC of proceedings under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by a Borrower or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by PBGC with respect to such Multiemployer Plan;

               (iv) the complete or partial withdrawal from a Multiemployer Plan by a Borrower or any ERISA Affiliate that results in liability under Section 4201 or 4204 of ERISA (including the obligation to satisfy secondary liability as a result of a purchaser default) or the receipt of a Borrower or any ERISA Affiliate of notice from a Multiemployer Plan that it is in reorganization or insolvency pursuant to Section 4241 or 4245 of ERISA or that it intends to terminate or has terminated under
          Section 4041A of ERISA;

               (v)  the institution of a proceeding by a
          fiduciary or any Multiemployer Plan against a Borrower or any ERISA Affiliate to enforce Section 515 of ERISA, which proceeding is not dismissed within 30 days;

               (vi) the adoption of an amendment to any Plan that pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA would result in the loss of tax-exempt status of the trust of which such Plan is a part if a Borrower or an ERISA Affiliate fails to timely provide security to the Plan in accordance with the provisions of said Sections;

               (vii) any event or circumstance exists which may reasonably be expected to constitute grounds for a Borrower or any ERISA Affiliate to incur liability under Title IV of ERISA or under Sections 412(c)(11) or 412(n) of the Code with respect to any Plan; and

               (viii)    the Unfunded Benefit Liabilities of one
          or more Plans increase after the date of this Agreement in an amount which is material in relation to the financial condition of the Borrowers;

          (i) promptly after the request of any Lender, copies of each annual report filed pursuant to Section 104 of ERISA with respect to each Plan (including, to the extent required by Section 104 of ERISA, the related financial and actuarial statements and opinions and other supporting statements, certifications, schedules and information referred to in Section
103) and each annual report filed with respect to each Plan under
Section 4065 of ERISA; PROVIDED, HOWEVER, that in the case of a Multiemployer Plan, such annual reports shall be furnished only if they are available to a Borrower or an ERISA Affiliate;

          (j) promptly after the furnishing thereof, copies of any statement or report furnished to any other party pursuant to the terms of any indenture, loan or credit or similar agreement and not otherwise required to be furnished to the Lenders pursuant to any other clause of this Section 9.09;

          (k) promptly after the sending or filing thereof, copies of all proxy statements, financial statements and reports which any Borrower or any of its Subsidiaries sends to its stockholders, and copies of all regular, periodic and special reports, and all registration statements which Apparel files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange;

          (l) promptly after the commencement thereof or promptly after any Borrower knows of the commencement or threat thereof, notice of any Forfeiture Proceeding;

          (m) as soon as available and in any event not later than 15 days after the end of each fiscal quarter (or if requested by any Lender in writing, within 15 days after the end of each month), a detailed aging report with respect to the Accounts of each Borrower, in form satisfactory to the Servicing Agent and the Required Lenders;

          (n) as soon as available and in any event by July 31, 1996 with respect to the second fiscal quarter of Apparel and by October 30, 1996 with respect to the third fiscal quarter of Apparel, a written summary of the status of the items provided for in the preliminary business plan dated February 6, 1996 for Apparel and its consolidated subsidiaries which was prepared by Apparel and Carl Marx Consulting Group Company; provided, that, in connection with the delivery of such written summary Apparel shall be available and shall arrange for Carl Marx Consulting Group Company (or another consulting firm acceptable to the Required Lenders in their sole discretion) to be available to the Lenders to respond to questions any Lender may have with respect to such written summary;

          (o) as soon as available and in any event within 5 days of each month, commencing with a report for April, 1996 to be delivered on or before May 5, 1996, an "availability to sell" report for each Borrower and each division of each Borrower other than for Varon, in form satisfactory to the Servicing Agent and the Required Lenders;

          (p) commencing with the reasonable request of the Servicing Agent, an "availability to sell" report for Varon, in form and substance satisfactory to the Servicing Agent and the Required Lenders;

          (q) as soon as available and in any event not later than 10 days prior to the end of each month, commencing with a projection for the three (3) month period of May, June and July 1996 to be delivered on or before April 20, 1996, a consolidating three (3) month cash flow projection of Apparel and its consolidated subsidiaries, including, without limitation, sales, collections, cash requirements, accounts receivable balance, inventory balance, and accounts payable balance of Apparel and its consolidated subsidiaries for the following three months;

          (r) each week, the Borrowers shall provide to the Servicing Agent a detailed open item aging report with respect to the Accounts of the Borrowers, showing aggregate current Accounts by operating unit and aging in 30 day increments, in form satisfactory to the Servicing Agent and the Required Lenders;

          (s) each week, internally prepared "flash" reports substantially in the form attached hereto as Exhibit F, certified by the chief financial officer of Apparel;

          (t) from time to time at the request of the Servicing Agent or any Lender, but not less frequently than twice each week, the Borrowers shall provide to the Servicing Agent (i) sales journals describing all Accounts created by the Borrowers, by operating unit, in form and substance satisfactory to the Required Lenders and the Servicing Agent; and (ii) cash receipts journals, in form and substance satisfactory to the Required Lenders and the Servicing Agent;

          (u) not later than December 31 of each fiscal year, a budget for the succeeding fiscal year, in form and substance satisfactory to the Required Lenders;

          (v) simultaneously with the delivery of the annual financial statements referred to above, and within 60 days of any material changes in coverage, copies of certificates of insurance from each insurance carrier evidencing the coverage required by
Section 9.05;

          (w) promptly after June 30, 1996, but in no event later than July 15, 1996, information in form and substance satisfactory to the Required Lenders showing for the Andy Johns division of BAI the total amount of goods shipped during the period from January 1, 1996 to June 30, 1996 and the total amount of all open unshipped orders as of June 30, 1996 with a delivery date on or before December 31, 1996;

          (x) as soon as available and in any event within 20 days of the Second Closing Date, updated insurance certificates for each of the Borrowers in form and substance satisfactory to the Required Lenders;

          (y) such other information or documents respecting the condition, assets or operations, financial or otherwise, of the Borrowers or any of their Subsidiaries as the Agent, the Servicing Agent or any Lender may from time to time reasonably request.


                ARTICLE 10.  NEGATIVE COVENANTS.

          So long as any of the Loans shall remain unpaid or any Outstanding Working Capital Obligation shall remain outstanding or any Lender shall have a Revolving Credit Commitment under this Agreement, or any amount is owing by any Borrower to any Lender hereunder or under any other Facility Document, none of the Borrowers shall:

          Section 10.01.  DEBT.  Create, incur, assume or suffer
to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Debt, except:

          (a) Debt of such Borrower under this Agreement or the Notes;

          (b) Debt described in Schedule II, but no renewals, extensions or refinancings thereof;

          (c) the Subordinated Debt and any other Debt of the Borrowers subordinated on terms satisfactory to the Lenders to the Borrowers' obligations under this Agreement and the Notes;

          (d) Debt of the Borrowers to any other Borrower or a Subsidiary or of any Subsidiary to the Borrowers or another such
Subsidiary:

          (e) Debt, including Capital Leases, of the Borrowers or any such Subsidiary secured by purchase money Liens or Liens in connection with Capital Leases permitted by Section 10.03(i).

          Section 10.02. GUARANTIES, ETC. Assume, guarantee, endorse or otherwise be or become directly or contingently responsible or liable, or permit any of its Subsidiaries to assume, guarantee, endorse or otherwise be or become directly or indirectly responsible or liable (including, but not limited to, an agreement to purchase any obligation, stock, assets, goods or services or to supply or advance any funds, asset, goods or services, or an agreement to maintain or cause such Person to maintain a minimum working capital or net worth or otherwise to assure the creditors of any Person against loss), for the
obligations of any Person, except:   (a) guaranties by
endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business; and
(b) guaranties of domestic suppliers of the Borrowers, not exceeding One Million Dollars ($1,000,000) in the aggregate, given in connection with the purchase of raw materials.

          Section 10.03. LIENS. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Lien, upon or with respect to any of its properties, now owned or hereafter acquired, except:

          (a) Liens in favor of the Agent on behalf of the Lenders securing the Loans hereunder;

          (b) Liens for taxes or assessments or other government charges or levies if not yet due and payable or if due and payable if they are being contested in good faith by appropriate proceedings and for which appropriate reserves are maintained;

          (c) Liens imposed by law, such as mechanic's, materialmen's, landlord's, warehousemen's and carrier's Liens, and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due for more than 45 days, or which are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established;

          (d) Liens under workmen's compensation, unemployment insurance, social security or similar legislation (other than ERISA);

          (e) Liens, deposits or pledges to secure the performance of bids, tenders, contracts (other than contracts for the payment of money), leases (permitted under the terms of this Agreement), public or statutory obligations, surety, stay, appeal, indemnity, performance or other similar bonds, or other similar obligations arising in the ordinary course of business;

          (f) judgment and other similar Liens arising in connection with court proceedings; provided that the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings;

          (g) easements, rights-of-way, restrictions and other similar encumbrances which, in the aggregate, do not materially interfere with the occupation, use and enjoyment by the Borrowers or any such Subsidiary of the property or assets encumbered thereby in the normal course of its business or materially impair the value of the property subject thereto;

          (h) Liens securing obligations of such a Subsidiary to a Borrower or another such Subsidiary; or

          (i) purchase money Liens on any property hereafter acquired or the assumption of any Lien on property existing at the time of such acquisition, or a Lien incurred in connection with any conditional sale or other title retention agreement or a Capital Lease; provided that:

               (i) any property subject to any of the foregoing is acquired by a Borrower or any such Subsidiary in the ordinary course of its business and the Lien on any such property is created contemporaneously with or in existence at the time of, such acquisition;

               (ii) the obligation secured by any Lien so created, assumed or existing shall not exceed 100% of the lesser of cost or fair market value as of the time of acquisition of the property covered thereby to such Borrower or such Subsidiary acquiring the same;

               (iii)     each such Lien shall attach only to the
          property so acquired and fixed improvements thereon;
          and

               (iv) the obligations secured by such Lien are permitted by the provisions of Sections 10.01 and 11.01.

          Section 10.04. LEASES. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any obligation as lessee for the rental or hire of any real or personal property, except:
(a) leases existing on the date of this Agreement and any extensions or renewals thereof; (b) leases (other than Capital Leases) which do not in the aggregate require the Borrowers to make payments (including taxes, insurance, maintenance and similar expense which the Borrowers are required to pay under the terms of any lease) in any fiscal year of the Borrowers in excess of $2,500,000; and (c) Capital Leases permitted by Section 10.01.

          Section 10.05. INVESTMENTS. Make, or permit any of its Subsidiaries to make, any loan or advance to any Person or purchase or otherwise acquire, or permit any such Subsidiary to purchase or otherwise acquire, any capital stock, assets, obligations or other securities of, make any capital contribution to, or otherwise invest in, or acquire any interest in, any Person, except: (a) direct obligations of the United States of America or any agency thereof with maturities of one year or less from the date of acquisition; (b) commercial paper of a domestic issuer rated at least "A-1" by Standard & Poor's Corporation or "P-1" by Moody's Investors Service, Inc.; (c) certificates of deposit with maturities of one year or less from the date of acquisition issued by any commercial bank operating within the United States of America having capital and surplus in excess of $100,000,000; (d) for stock, obligations or securities received in settlement of debts (created in the ordinary course of business) owing to the Borrower or any such Subsidiary;
(e) advances by M & L International, Inc. to M & L International (H.K.) Ltd. not exceeding $750,000 outstanding at any time; and
(f) Apparel may make an investment of up to $500,000 in Amy Industries de Honduras, S.A. de C.V.

          Section 10.06. DIVIDENDS. Declare or pay any dividends, purchase, redeem, retire or otherwise acquire for value any of its capital stock now or hereafter outstanding, or make any distribution of assets to its stockholders as such whether in cash, assets or in obligations of such Borrower, or allocate or otherwise set apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption or retirement of any shares of its capital stock, or make any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock or permit any of its Subsidiaries to purchase or otherwise acquire for value any stock of such Borrower or another such Subsidiary, except that a Borrower may declare and deliver dividends and make distributions payable solely in its common stock.

          Section 10.07. SALE OF ASSETS. Sell, lease, assign, transfer or otherwise dispose of, or permit any of its Subsidiaries to sell, lease, assign, transfer or otherwise dispose of, any of its now owned or hereafter acquired assets (including, without limitation, shares of stock and indebtedness of such Subsidiaries, receivables and leasehold interests), except: (a) for inventory disposed of in the ordinary course of business; (b) the sale or other disposition of assets no longer used or useful in the conduct of its business; (c) that any such Subsidiary may sell, lease, assign, or otherwise transfer its assets to a Borrower; and (d) the sale or redemption of stock of Hartwell Sports, Inc. owned by Apparel.

          Section 10.08. STOCK OF SUBSIDIARIES, ETC. Sell or otherwise dispose of any shares of capital stock of any of its Subsidiaries, except in connection with a transaction permitted under Section 10.10, or permit any such Subsidiary to issue any additional shares of its capital stock, except directors' qualifying shares.

          Section 10.09. TRANSACTIONS WITH AFFILIATES. Enter into any transaction, including, without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate or permit any of its Subsidiaries to enter into any transaction, including, without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate, except (a) in the ordinary course of and pursuant to the reasonable requirements of the Borrowers' or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrowers or such Subsidiary than would obtain in a comparable arm's length transaction with a Person not an Affiliate, (b) payment of fees to Trivest, Inc. pursuant to the Trivest Letter Agreement, and (c) the sale or redemption of stock of Hartwell Sports, Inc. owned by Apparel.

          Section 10.10. MERGERS, ETC. Merge or consolidate with, or sell, assign, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to, any Person, or acquire all or substantially all of the assets or the business of any Person (or enter into any agreement to do any of the foregoing), or permit any of its Subsidiaries to do so except that: (a) any such Subsidiary may merge into or transfer assets to a Borrower; (b) any Subsidiary may merge into or consolidate with or transfer assets to any other Subsidiary: and (c) any Borrower may merge into or consolidate with another Borrower.

          Section 10.11.  NO ACTIVITIES LEADING TO FORFEITURE.
None of the Borrowers nor any of their Subsidiaries or Affiliates shall engage in the conduct of any business or activity which could result in a Forfeiture Proceeding.

          Section 10.12.  NO MODIFICATION OF SIGNIFICANT
AGREEMENTS. Except as set forth in the Trivest Letter Agreement, none of the Borrowers will amend or agree to modify any Significant Agreement in any manner which will have a material adverse effect on such Borrowers rights or benefits thereunder.

          Section 10.13. OTHER NEGATIVE PLEDGE AGREEMENTS. Enter into any agreement with any Person pursuant to which they agree not to create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Lien, upon or with respect to any of its properties, now owned or hereafter acquired.

          Section 10.14. ACCOUNTS PAYABLE TO TRADE CREDITORS. Permit accounts payable to trade creditors for goods or services and current operating liabilities (other than for borrowed money) to be more than 90 days past due, unless such are being contested in good faith and by appropriate proceedings;

          Section 10.15.  CHANGE IN FISCAL YEAR.  Change their
fiscal year end from December 31.


                ARTICLE 11.  FINANCIAL COVENANTS.

     So long as any of the Loans shall remain unpaid or any Outstanding Working Capital Obligation shall remain outstanding or any Lender shall have a Revolving Credit Commitment under this Agreement, or any amount is owing by any Borrower to any Lender hereunder or under any other Facility Document:

          Section 11.01.  MINIMUM SUBORDINATED DEBT.
Subordinated Debt shall not be less than Six Million Four Hundred
Forty-Three Thousand Five Hundred Dollars ($6,443,500) at any time.

          Section 11.02.  MINIMUM TANGIBLE NET WORTH.
Consolidated Tangible Net Worth shall not be less than Thirteen
Million Seven Hundred Fifty Thousand Dollars ($13,750,000) at
December 31, 1996.

          Section 11.03.  FUNDED DEBT TO TANGIBLE NET WORTH.  The
ratio of Consolidated Funded Debt to Consolidated Tangible Net
Worth shall not be more than .80 to 1.00 at December 31, 1996.

          Section 11.04.  NET INCOME.  Net Income shall not be
less than $1.00 for fiscal year ended December 31, 1996.

          Section 11.05.  CAPITAL EXPENDITURES.  The Borrowers
shall not make or permit to be made Consolidated Capital
Expenditures during the period from January 1, 1996 to December
31, 1996 to exceed $750,000.


                 ARTICLE 12.  EVENTS OF DEFAULT.

          Section 12.01.  EVENTS OF DEFAULT.  Any of the
following events shall be an "Event of Default":

          (a) any Borrower shall: (i) fail to pay the principal of any Note as and when due and payable; (ii) fail to pay interest on any Note or any fee or other amount due hereunder, including but not limited to a failure to make any mandatory prepayment as required hereunder, as and when due and payable;
(iii) fail to reimburse Chase on a Letter of Credit or Letter of Indemnity as and when due and payable;

          (b) any representation or warranty made or deemed made by a Borrower in this Agreement or in any other Facility Document or by any Guarantor in any Facility Document to which it is a party or which is contained in any certificate, document, opinion, financial or other statement furnished at any time under or in connection with any Facility Document shall prove to have been incorrect in any material respect on or as of the date made or deemed made;

          (c) any Borrower shall: (i) fail to perform or observe any term, covenant or agreement contained in Section 2.04,
Section 9.09(a) or (g) or Articles 10 or 11 or in any other Facility Document; (ii) fail to perform any term covenant or agreement contained in Section 9.09 other than Section 9.09(a) or
(g), and such failure shall continue for 5 days; or (iii) fail to perform or observe any term, covenant or agreement on its part to be performed or observed (other than the obligations specifically referred to elsewhere in this Section 12.01) and such failure shall continue for 30 consecutive days;

          (d) any Borrower, any Guarantor or any of their respective Subsidiaries shall: (i) fail to pay any indebtedness, including but not limited to indebtedness for borrowed money (other than the payment obligations described in (a) above), of the Borrowers, such Guarantor or such Subsidiary, as the case may be, or any interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise); or (ii) fail to perform or observe any term, covenant or condition on its part to be performed or observed under any agreement or instrument relating to any such indebtedness, when required to be performed or observed, if the effect of such failure to perform or observe is to accelerate, or to permit the acceleration of, after the giving of notice or passage of time, or both, the maturity of such indebtedness, whether or not such failure to perform or observe shall be waived by the holder of such indebtedness; or any such indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof;

          (e) any Borrower, any Guarantor or any of their respective Subsidiaries: (i) shall generally not, or be unable to, or shall admit in writing its inability to, pay its debts as such debts become due; or (ii) shall make an assignment for the benefit of creditors, petition or apply to any tribunal for the appointment of a custodian, receiver or trustee for it or a substantial part of its assets; or (iii) shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (iv) shall have had any such petition or application filed or any such proceeding shall have been commenced, against it, in which an adjudication or appointment is made or order for relief is entered, or which petition, application or proceeding remains undismissed for a period of 30 days or more; or shall be the subject of any proceeding under which its assets may be subject to seizure, forfeiture or divestiture (other than a proceeding in respect of a Lien permitted under Section 10.03 (b)); or (v) by any act or omission shall indicate its consent to, approval of or acquiescence in any such petition, application or proceeding or order for relief or the appointment of a custodian, receiver or trustee for all or any substantial part of its property; or (vi) shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of 30 days or more;

          (f) one or more judgments, decrees or orders for the payment of money in excess of $100,000 in the aggregate shall be rendered against any Borrower, any Guarantor or any of their respective Subsidiaries and such judgments, decrees or orders shall continue unsatisfied and in effect for a period of 45 consecutive days without being vacated, discharged, satisfied or stayed or bonded pending appeal;

          (g) any event or condition shall occur or exist with respect to any Plan or Multiemployer Plan concerning which any Borrower is under an obligation to furnish a report to the Lenders in accordance with Section 9.09(9) hereof and as a result of such event or condition, together with all other such events or conditions, any Borrower or any ERISA Affiliate has incurred or in the opinion of the Lender is reasonably likely to incur a liability to a Plan, a Multiemployer Plan, the PBGC, or a Section 4042 Trustee (or any combination of the foregoing) which is material in relation to the financial position of any Borrower; provided, however, that any such amount shall not be deemed to be material so long as all such amounts do not exceed in the aggregate during any consecutive two year period $100,000;

          (h)  The Unfunded Benefit Liabilities of one or more
Plans have increased after the date of this Agreement in an amount in excess of $100,000;

          (i)(A) any Forfeiture Proceeding shall have been commenced or the Borrowers shall have given any Lender written notice of the commencement of any Forfeiture Proceeding as provided in Section 9.09 (k) or (B) any Lender has a good faith basis to believe that a Forfeiture Proceeding has been threatened or commenced;

          (j) the Subordinated Notes shall at any time after their execution and delivery and for any reason cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by the holder of such Subordinated Notes, the holder of such Subordinated Notes shall deny it has any further liability or obligation thereunder or shall fail to perform its obligations thereunder or the Subordinated Notes shall be declared due and payable prior to the stated maturity thereof;

          (k) any Security Document shall at any time after its execution and delivery and for any reason cease: (A) to create a valid and perfected first priority security interest in and to the property purported to be subject to such Document; or (B) to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by the Grantor or the Grantor shall deny it has any further liability or obligation under such Security Document or the Grantor shall fail to perform any of its obligations thereunder;

          (l) any change shall occur in the management of the Borrowers, including any of their operating divisions, which in the judgment of the Required Lenders could reasonably be expected to have a material adverse effect upon the business or prospects of the Borrowers;

          (m) Article 14 shall, at any time after the execution and delivery of this Agreement and for any reason, cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by any Guarantor or any Guarantor shall deny it has any further liability or obligation under or shall fail to perform its obligations under Article 14;

          (n) if for any reason the Andy Johns division of BAI has as of June 30, 1996 a total of shipments made during the period from January 1, 1996 to June 30, 1996 plus open unshipped orders with a delivery date on or before December 31, 1996 of less than Twenty-Two Million Two Hundred Thousand Dollars ($22,200,000); or

          (o)  if for any reason all of the stock of Hartwell
Sports, Inc. owned by Apparel has not been redeemed and paid for in full in cash by Hartwell Sports, Inc. by April 15, 1996.

          Section 12.02. REMEDIES. If any Event of Default shall occur and be continuing, the Agent shall, upon request of the Required Lenders, by notice to the Borrowers, (a) declare the Revolving Credit Commitment to be terminated, whereupon the same shall forthwith terminate, (b) terminate the obligation of Chase to issue Letters of Credit, whereupon the same shall forthwith terminate, (c) declare the outstanding principal of the Notes, all interest thereon and all other amounts payable under this Agreement and the Notes to be forthwith due and payable, whereupon the Notes, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers, and (d) require each Borrower to provide cash collateral in the aggregate amount of all outstanding Letters of Credit and Letters of Indemnity; provided that, in the case of an Event of Default referred to in
Section 12.01 (e) above, the Revolving Credit Commitment and the obligation of Chase to issue Letters of Credit shall be immediately terminated, and the Notes, all interest thereon and all other amounts payable under this Agreement shall be immediately due and payable without notice, presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrowers.


        ARTICLE 13.  THE AGENTS; RELATIONS AMONG LENDERS
                         AND BORROWERS.

          Section 13.01. APPOINTMENT, POWERS AND IMMUNITIES OF AGENT. Each Lender hereby irrevocably (but subject to removal by the Required Lenders pursuant to Section 13.10) appoints and authorizes Chase to act as its Agent hereunder and under any other Facility Document with such powers as are specifically delegated to the Agent by the terms of this Agreement and any other Facility Document, together with such other powers as are reasonably incidental thereto. The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and any other Facility Document, and shall not by reason of this Agreement be a trustee for any Lender. The Agent shall not be responsible to the Lenders for any recitals, statements, representations or warranties made by the Borrowers or any officer or official of the Borrowers or any other Person contained in this Agreement or any other Facility Document, or in any certificate or other document or instrument referred to or provided for in, or received by any of them under, this Agreement or any other Facility Document, or for the value, legality, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Facility Document or any other document or instrument referred to or provided for herein or therein, for the perfection or priority of any Collateral for the Loans or for any failure by any Borrower to perform any of its obligations hereunder or thereunder. The Agent may employ agents and attorneys-in-fact and shall not be responsible, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. Neither the Agent nor any of its directors, officers, employees or agents shall be liable or responsible for any action taken or omitted to be taken by it or them hereunder or under any other Facility Document or in connection herewith or therewith, except for its or their own gross negligence or willful misconduct. The Borrowers shall pay any fee agreed to by the Borrowers and the Agent with respect to the Agent's services hereunder.

          Section 13.02. APPOINTMENT, POWERS AND IMMUNITIES OF SERVICING AGENT. Each Lender hereby irrevocably (but subject to removal by the Required Lenders pursuant to Section 13.10) appoints and authorizes Milberg to act as its Servicing Agent hereunder and under any other Facility Document with such powers as are specifically delegated to the Servicing Agent by the terms of this Agreement and any other Facility Document, together with such other powers as are reasonably incidental thereto. The Servicing Agent shall have no duties or responsibilities except those expressly set forth in this Agreement, and shall not by reason of this Agreement be a trustee or fiduciary for any Lender. The Servicing Agent shall not be responsible to the Lenders for any recitals, statements, representations or warranties made by the Borrowers or any officer or official of the Borrowers or any other Person contained in this Agreement or any other Facility Document, or in any certificate or other document or instrument referred to or provided for in, or received by any of them under, this Agreement or any other Facility Document, or for the value, legality, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Facility Document or any other document or instrument referred to or provided for herein or therein, for the perfection or priority of any Collateral for the Loans or for any failure by any Borrower to perform any of its obligations hereunder or thereunder. The Servicing Agent may employ agents and attorneys-in-fact and shall not be responsible, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. Neither the Servicing Agent nor any of its directors, officers, employees or agents shall be liable or responsible for any action taken or omitted to be taken by it or them hereunder or under any other Facility Document or in connection herewith or therewith, except for its or their own gross negligence or willful misconduct.

          Section 13.03. RELIANCE BY EACH OF THE AGENT AND THE SERVICING AGENT. Each of the Agent and the Servicing Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by such Agent. Each of the Agent and the Servicing Agent may deem and treat each Lender as the holder of the Loans made by it for all purposes hereof unless and until a notice of the assignment or transfer thereof satisfactory to each of the Agent and the Servicing Agent signed by such Lender shall have been furnished to such Agent but neither the Agent nor the Servicing Agent shall be required to deal with any Person who has acquired a participation in any Loan from a Lender. As to any matters not expressly provided for by this Agreement or any other Facility Document, each of the Agent and the Servicing Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by the Required Lenders, and such instructions of the Required Lenders and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders and any other holder of all or any portion of any Loan.

          Section 13.04. DEFAULTS. The Agent shall not be deemed to have knowledge of the occurrence of a Default or Event of Default (other than the non-payment of principal of or interest on the Loans to the extent the same is required to be paid to the Agent for the account of the Lenders) unless the Agent has received notice from a Lender or a Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice of the occurrence of a Default or Event of Default, the Agent shall give prompt notice thereof to the Lenders (and shall give each Lender prompt notice of each such non-payment). The Agent shall (subject to Section 13.09) take such action with respect to such Default or Event of Default which is continuing as shall be directed by the Required Lenders; provided that, unless and until the Agent shall have received such directions, the Agent may take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interest of the Lenders; and provided further that the Agent shall not be required to take any such action which it determines to be contrary to law.

          Section 13.05. RIGHTS OF EACH OF THE AGENT AND THE SERVICING AGENT AS A LENDER. With respect to its Revolving Credit Commitment and the Loans made by it, each of the Agent and the Servicing Agent in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as an Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include each of the Agent and the Servicing Agent in its capacity as a Lender. Each of the Agent and the Servicing Agent and its Affiliates may (without having to account therefor to any Lender) accept deposits from, lend money to (on a secured or unsecured basis), and generally engage in any kind of banking, trust or other business with, the Borrowers (and any of its Affiliates) as if it were not acting as an Agent, and each of the Agent and the Servicing Agent may accept fees and other consideration from the Borrowers for services in connection with this Agreement or otherwise without having to account for the same to the Lenders. Although the Agent, the Servicing Agent and their Affiliates may in the course of such relationships and relationships with other Persons acquire information about the Borrowers, their Affiliates and such other Persons, neither the Agent nor the Servicing Agent shall have a duty to disclose such information to the Lenders.

          Section 13.06. INDEMNIFICATION OF AGENTS. The Lenders agree to indemnify each of the Agent and the Servicing Agent (to the extent not reimbursed under Section 15.03 or under the applicable provisions of any other Facility Document, but without limiting the obligations of the Borrowers under Section 15.03 or such provisions), ratably in accordance with the aggregate unpaid principal amount of the Loans made by the Lenders (without giving effect to any participations, in all or any portion of such Loans, sold by them to any other Person) (or, if no Loans are at the time outstanding, ratably in accordance with their respective Revolving Credit Commitment), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against either the Agent or the Servicing Agent in any way relating to or arising out of the performance or non-performance of such Agent's duties under this Agreement, any other Facility Document or any other documents contemplated by or referred to herein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Borrowers are obligated to pay under Section 15.03 or under the applicable provisions of any other Facility Document including, after a Default or Event of Default has occurred, extraordinary administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents or instruments; provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Agent to be indemnified.

          Section 13.07. DOCUMENTS. Each of the Agent and the Servicing Agent will forward to each Lender, promptly after such Agent's receipt thereof, a copy of each report, notice or other document required by this Agreement or any other Facility Document to be delivered to such Agent for the Lenders, other than reports specified in paragraphs (q) and (s) of Section 9.09.

          Section 13.08. NON-RELIANCE ON THE AGENTS AND OTHER LENDERS. Each Lender agrees that it has, independently and without reliance on the Agent, the Servicing Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrowers and their Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent, the Servicing Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or any other Facility Document. Neither the Agent nor the Servicing Agent shall be required to keep itself informed as to the performance or observance by the Borrowers of this Agreement or any other Facility Document or any other document referred to or provided for herein or therein or to inspect the properties or books of the Borrowers or any Subsidiary. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Agent or the Servicing Agent hereunder, neither the Agent nor the Servicing Agent shall have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Borrowers or any Subsidiary (or any of their Affiliates) which may come into the possession of such Agent or any of its Affiliates. Neither the Agent nor the Servicing Agent shall be required to file this Agreement, any other Facility Document or any document or instrument referred to herein or therein, for record or give notice of this Agreement, any other Facility Document or any document or instrument referred to herein or therein, to anyone.

          Section 13.09. FAILURE OF EITHER THE AGENT OR THE SERVICING AGENT TO ACT. Except for action expressly required of the Agent or the Servicing Agent hereunder, each of the Agent and the Servicing Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall have received further assurances (which may include cash collateral) of the indemnification obligations of the Lenders under Section
13.04 in respect of any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

          Section 13.10. RESIGNATION OR REMOVAL OF EITHER THE AGENT OR THE SERVICING AGENT. Subject to the appointment and acceptance of a successor Agent as provided below, each of the Agent and the Servicing Agent may resign at any time by giving written notice thereof to the Lenders and the Borrowers, and each of the Agent and the Servicing Agent may be removed at any time with or without cause by the Required Lenders; provided that (i) the Borrowers and the other Lenders shall be promptly notified thereof and (ii) in the case of the removal of the Servicing Agent by the Required Lenders, upon its request, all Loans made by the Servicing Agent in its capacity as Lender shall immediately be repaid in full and the Servicing Agent in its capacity as Lender shall be released and discharged from its duties and obligations hereunder. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent. If no such successor Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after such retiring Agent's giving of notice of resignation or the Required Lenders' removal of such retiring Agent, then such retiring Agent may, on behalf of the Lenders, appoint a successor Agent. The Required Lenders or such retiring Agent, as the case may be, shall upon the appointment of a successor Agent promptly so notify the Borrowers and the other Lenders. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article 13 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as an Agent.

          Section 13.11. AMENDMENTS CONCERNING AGENCY FUNCTION. Neither the Agent nor the Servicing Agent shall be bound by any waiver, amendment, supplement or modification of this Agreement or any other Facility Document which expands its duties or increases its costs hereunder or thereunder unless it shall have given its prior consent thereto.

          Section 13.12. LIABILITY OF EACH OF THE AGENT AND THE SERVICING AGENT. The Servicing Agent shall have no liabilities or responsibilities whatsoever to the Borrowers, it being understood and agreed that the duties and responsibilities of the Servicing Agent are intended solely and exclusively for the benefit of the Lenders. Neither the Agent nor the Servicing Agent shall have any liabilities or responsibilities to the Borrowers on account of the failure of any Lender to perform its obligations hereunder or to any Lender on account of the failure of any Borrower to perform its obligations hereunder or under any other Facility Document.

          Section 13.13. TRANSFER OF AGENCY FUNCTION. Without the consent of the Borrowers or any Lender, each of the Agent and the Servicing Agent may at any time or from time to time transfer its functions as Agent hereunder to any of its offices wherever located, provided that such Agent shall promptly notify the Borrowers and the Lenders thereof.

          Section 13.14. NON-RECEIPT OF FUNDS BY THE AGENT. Unless the Agent shall have been notified by a Lender or a Borrower (either one as appropriate being the "Payor") prior to the date on which such Lender is to make payment hereunder to the Agent of the proceeds of a Loan or a Borrower is to make payment to the Agent, as the case may be (either such payment being a "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Agent, the recipient of such payment (and, if such recipient is a Borrower and the Payor Lender fails to pay the amount thereof to the Agent forthwith upon demand), the Borrowers shall, on demand, repay to the Agent the amount made available to it together with interest thereon for the period from the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to the average daily Federal Funds Rate for such period.

          Section 13.15. WITHHOLDING TAXES. Each Lender represents that it is entitled to receive any payments to be made to it hereunder without the withholding of any tax and will furnish to the Agent such forms, certifications, statements and other documents as the Agent may request from time to time to evidence such Lender's exemption from the withholding of any tax imposed by any jurisdiction or to enable the Agent to comply with any applicable laws or regulations relating thereto. Without limiting the effect of the foregoing, if any Lender is not created or organized under the laws of the United States of America or any state thereof, in the event that the payment of interest by the Borrowers is treated for U.S. income tax purposes as derived in whole or in part from sources from within the U.S., such Lender will furnish to the Agent Form 4224 or Form 1001 of the Internal Revenue Service, or such other forms, certifications, statements or documents, duly executed and completed by such Lender as evidence of such Lender's exemption from the withholding of U.S. tax with respect thereto. The Agent shall not be obligated to make any payments hereunder to such Lender in respect of any Loan or such Lender's Revolving Credit Commitment until such Lender shall have furnished to the Agent the requested form, certification, statement or document and all successor forms as may be required on the expiration of any of the foregoing.

          Section 13.16. SEVERAL OBLIGATIONS AND RIGHTS OF LENDERS. The failure of any Lender to make any Loan to be made by it on the date specified therefor shall not relieve any other Lender of its obligation to make its Loan on such date, but no Lender shall be responsible for the failure of any other Lender to make a Loan to be made by such other Lender. The amounts payable at any time hereunder to each Lender shall be a separate and independent debt, and each Lender shall be entitled to protect and enforce its rights arising out of this Agreement, and it shall not be necessary for any other Lender to be joined as an additional party in any proceeding for such purpose.

          Section 13.17. PRO RATA TREATMENT OF LOANS, ETC. Except to the extent otherwise provided: each borrowing under Sections 2.04 or 2.05 shall be made from the Lenders, each reduction or termination of the amount of the Revolving Credit Commitment under Section 2.09 shall be applied to the Revolving Credit Commitment of the Lenders, and each payment of commitment fee accruing under Section 2.13 shall be made for the account of the Lenders, pro rata according to the amounts of their respective unused Revolving Credit Commitment.

          Section 13.18. SHARING OF PAYMENTS AMONG LENDERS. If a Lender shall obtain payment of any principal of or interest on any Loan made by it through the exercise of any right of setoff, banker's lien, counterclaim, or by any other means (including any payment obtained from or charged against any Third Party), it shall promptly purchase from the other Lenders participations in (or, if and to the extent specified by such Lender, direct interests in) the Loans made by the other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Loans held by each of them. To such end the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. The Borrowers agree that any Lender so purchasing a participation (or direct interest) in the Loans made by other Lenders may exercise all rights of setoff, banker's lien, counterclaim or similar rights with respect to such participation (or direct interest). Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness of the Borrowers.

          Section 13.19. APPLICATION OF PROCEEDS OF COLLATERAL. Any proceeds received on liquidation of any of the Collateral under the provisions of the Security Documents shall be applied after a Default as follows: first, to costs and expenses in connection with the collection of such amounts; second, to any unpaid fees under the Facility Documents; third to accrued and unpaid interest on the Borrowers' obligations under the Facility Documents; third, to unreimbursed drawings under Letters of Credit; fourth, to the principal amount of Loans outstanding; fifth, to the amount of any Letters of Indemnity outstanding; and sixth, to be held as cash collateral until the Borrowers' obligations under the Facility Documents have been finally paid in full and the Lenders shall have no remaining commitment under any of the Facility Documents.


                     ARTICLE 14.  GUARANTY.

          Section 14.01. GUARANTY. Each Guarantor hereby jointly and severally irrevocably, absolutely and unconditionally guarantees to each Lender and its successors, endorsees, transferees and assigns the prompt and complete payment by each Borrower (other than such Guarantor), as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of all Outstanding Total Debt Obligations; and agrees to pay on demand any and all expenses (including counsel fees and expenses) which may be paid or incurred by any Lender in collecting any or all of the Outstanding Total Debt Obligations and/or enforcing any rights under any of the Facility Documents or under the Outstanding Total Debt Obligations (the "Guaranty").

          Section 14.02. GUARANTY OBLIGATIONS UNCONDITIONAL. Each Guarantor hereby guarantees that the Outstanding Total Debt Obligations will be paid strictly in accordance with the terms of the Facility Documents, regardless of any Law now or hereafter in effect in any jurisdiction affecting any such terms or the rights of any Lender with respect thereto. The obligations and liabilities of each Guarantor under its Guaranty shall be absolute and unconditional irrespective of: (1) any lack of validity or enforceability of any of the Outstanding Total Debt Obligations, any Facility Documents, or any agreement or instrument relating thereto; (2) any change in the time, manner or place of payment of, or in any other term in respect of, all or any of the Outstanding Total Debt Obligations, or any other amendment or waiver of or consent to any departure from any Facility Documents or any other documents or instruments executed in connection with or related to the Outstanding Total Debt Obligations; (3) any exchange or release of, or non-perfection of any Lien on or in, any Collateral, or any release or amendment or waiver of or consent to any departure from any other guaranty, for all or any of the Outstanding Total Debt Obligations; or
(4) any other circumstances which might otherwise constitute a defense available to, or a discharge of, any Borrower or any other guarantor in respect of the Outstanding Total Debt Obligations or any Guarantor in respect of this Guaranty.

          The Guaranty is a continuing guaranty and shall remain in full force and effect until: (1) the payment in full of all the Outstanding Total Debt Obligations (after the Revolving Credit Termination Date), and (2) the payment of the other expenses to be paid by the Guarantors pursuant hereto. This Guaranty shall continue to be effective or shall be reinstated, as the case may be, if at any time any payment, or any part thereof, of any of the Outstanding Total Debt Obligations are rescinded or must otherwise be returned by any Lender upon the insolvency, bankruptcy, dissolution, liquidation or reorganiza-tion of any Borrower or otherwise, all as though such payment had not been made.

          The obligations and liabilities of each Guarantor under this Guaranty shall not be conditioned or contingent upon the pursuit by any Lender or any other Person at any time of any right or remedy against any Borrower or any other Person which may be or become liable in respect of all or any part of the Outstanding Total Debt Obligations or against any Collateral or security or guarantee therefor or right of setoff with respect thereto.

          Each Guarantor hereby consents that, without the necessity of any reservation of rights against any Guarantor and without notice to or further assent by any Guarantor, any demand for payment of any of the Outstanding Total Debt Obligations made by any Lender may be rescinded by such Lender and any of the Outstanding Total Debt Obligations continued after such rescission.

          Section 14.03. WAIVERS. To the extent permitted by applicable Law, each Guarantor hereby waives: (1) promptness and diligence; (2) notice of or proof of reliance by any Lender upon this Guaranty or acceptance of this Guaranty; (3) notice of the incurrence of any Outstanding Total Debt Obligation or the renewal, extension or accrual of any Outstanding Total Debt Obligation; (4) notice of any actions taken by any Lender or any other party under any Loan Document, or any other agreement or instrument relating to the Outstanding Total Debt Obligations;
(5) all other notices, demands and protests, and all other formalities of every kind in connection with the enforcement of the Outstanding Total Debt Obligations or of the obligations of any Guarantor hereunder, the omission of or delay in which, but for the provisions of this Section 14.03, might constitute grounds for relieving any Guarantor of its obligations hereunder; and (6) any requirement that any Lender protect, secure, perfect or insure any Lien on any property subject thereto or exhaust any right or take any action against any Borrower or any other Person or any Collateral.

          Section 14.04. SUBROGATION. Each Guarantor agrees that it hereby waives and releases any rights which it may acquire by way of subrogation under this Guaranty, whether acquired by any payment made hereunder, by any setoff or application of funds of such Guarantor by any Lender or otherwise.

          Section 14.05. CONTRIBUTION. Each Guarantor agrees that it will contribute its proportionate share to any other Guarantor that makes payment of an Outstanding Total Debt Obligation guaranteed by such Guarantor under this Agreement.

          Section 14.06. LIMITATION OF LIABILITY. The obligations of each Guarantor under this Article 14 shall (unless a greater amount can be paid under its applicable Law) be limited to an aggregate amount equal to the largest amount that would not render its obligations hereunder subject to avoidance under Section 548 of the United State Bankruptcy Code or any comparable provision of any applicable state Law.


                   ARTICLE 15.  MISCELLANEOUS.

          Section 15.01. AMENDMENTS AND WAIVERS. Except as otherwise expressly provided in this Agreement, any provision of this Agreement may be amended or modified only by an instrument in writing signed by the Borrowers, the Agent, the Servicing Agent and the Required Lenders, or by the Borrowers and the Agent acting with the consent of the Required Lenders and the Servicing Agent and any provision of this Agreement may be waived by the Required Lenders or by the Agent acting with the consent of the Required Lenders; PROVIDED that no amendment, modification or waiver shall, unless by an instrument signed by all of the Lenders or by the Agent acting with the consent of all of the
Lenders: (a) increase or extend the term, or extend the time or waive any requirement for the reduction or termination, of the Revolving Credit Commitment; (b) extend any date fixed for the payment of principal of or interest on any Loan or reimbursement obligation on a Letter of Credit or any fee payable hereunder;
(c) reduce the amount of any payment of principal on any Loan or the rate at which interest is payable thereon or any fee payable hereunder; (d) alter the terms of this Section 15.01; (e) amend the definition of the term "Required Lenders"; (f) waive any of the documentary conditions precedent set forth in Section 7.01 hereof; (g) release any Borrower or Guarantor from its liability under any of the Facility Documents; (h) change the percentage used in determining the Collateral Borrowing Base; or (i) release any material portion of the Collateral, and PROVIDED, FURTHER, that any amendment of Article 13 hereof shall require the consent of both Agents, and any amendment which increases the obligations of either the Agent or the Servicing Agent hereunder shall require the consent of such Agent. No failure on the part of the Agent, the Servicing Agent or any Lender to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

          Section 15.02. USURY. Anything herein to the contrary notwithstanding, the obligations of the Borrowers under this Agreement and the Notes shall be subject to the limitation that payments of interest shall not be required to the extent that receipt thereof would be contrary to provisions of law applicable to a Lender limiting rates of interest which may be charged or collected by such Lender.

          Section 15.03. EXPENSES. The Borrowers shall pay the Agent, the Servicing Agent and the Lenders on demand for all costs, expenses, and charges (including, without limitation, costs in connection with the asset based audits under Section 9.08, fees and charges of external legal counsel for the Agent, the Servicing Agent, and each Lender, costs allocated by their respective internal legal departments, and reasonable costs and expenses (including, without limitation, travel and lodging expenses) relating to any field visits or examinations) incurred by the Agent, the Servicing Agent, or the Lenders in connection with the preparation, performance, or enforcement of this Agreement or the Notes. The Borrowers agree to indemnify the Agent, the Servicing Agent, and each Lender and their respective directors, officers, employees, agents and Affiliates from, and hold each of them harmless against, any and all losses, liabilities, claims, damages or expenses (each an "Indemnified Liability") incurred by any of them arising out of or by reason of any investigation or litigation or other proceedings (including any threatened investigation or litigation or other proceedings) relating to or arising out of this Agreement or any actual or proposed use by the Borrowers or any Subsidiary of the proceeds of the Loans, including without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation or litigation or other proceedings (but excluding any Indemnified Liability, incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified). The Borrowers agree that any Indemnified Liability will be promptly paid to the Person to be indemnified upon the written demand of such Person.

          Section 15.04.  SURVIVAL.  The obligations of the
Borrowers under Sections 6.01 and 15.03 shall survive the repayment of the Loans and the termination of the Revolving
Credit Commitment.

          Section 15.05. ASSIGNMENT: PARTICIPATIONS. (a) This Agreement shall be binding upon, and shall inure to the benefit of, the Borrowers, the Agents, the Lenders and their respective successors and assigns, except that the Borrowers may not assign or transfer their rights or obligations hereunder. Each Lender may assign, or sell participations in, all or any part of its commitment or any Loan to a bank or other entity, in which event
(i) in the case of an assignment, upon notice thereof by the Lender to the Borrowers with a copy to each of the Agent and the Servicing Agent, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it were a Lender hereunder; and (ii) in the case of a participation, the participant shall have no rights under the Facility Documents and all amounts payable by the Borrowers under Article 3 shall be determined as if such Lender had not sold such participation.
The agreement executed by such Lender in favor of the participant shall not give the participant the right to require such Lender to take or omit to take any action hereunder except action directly relating to (i) the extension of the Revolving Credit Termination Date, (ii) the extension of a payment date with respect to any portion of the principal of or interest on any amount outstanding hereunder allocated to such participant, (iii) the reduction of the principal amount outstanding hereunder or
(iv) the reduction of the rate of interest payable on such amount or any amount of fees payable hereunder to a rate or amount, as the case may be, below that which the participant is entitled to receive under its agreement with such Lender. Such Lender may furnish any information concerning the Borrowers in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants); provided that such Lender shall require any such prospective assignee or such participant (prospective or otherwise) to agree in writing to maintain the confidentiality of such information. In connection with any assignment pursuant to this paragraph (a), an administrative fee shall be paid to the Agent for processing such assignment in the amount of $2,500.00.

          (b) In addition to the assignments and participations permitted under paragraph (a) above, any Lender may assign and pledge all or any portion of its Loans and Notes to (i) any Affiliate of such Lender or (ii) any Federal Reserve Lender as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circular issued by such Federal Reserve Lender. No such assignment shall release the assigning Lender from its obligations hereunder.

          Section 15.06. NOTICES. Unless the party to be notified otherwise notifies the other party in writing as provided in this Section, and except as otherwise provided in this Agreement, notices shall be given to each of the Agent and the Servicing Agent by telephone, confirmed by telex, telecopy or other writing, and to the Lenders and to the Borrowers by ordinary mail, independent courier or telex addressed to such party at its address on the signature page of this Agreement. Notices shall be effective: (a) if given by mail, 72 hours after deposit in the mails with first class postage prepaid, addressed as aforesaid; and (b) if given by telecopy, courier or telex, when transmitted as aforesaid; provided that notices to the Agents and the Lenders shall be effective upon receipt. Except for notices specifically required to be given to or by an applicable Borrower, notices to or from any Borrower are effective as if given to or by all Borrowers.

          Section 15.07. SETOFF. The Borrowers agree that, in addition to (and without limitation of) any right of setoff, banker's lien or counterclaim a Lender may otherwise have, each Lender shall be entitled, at its option, to offset balances (general or special, time or demand, provisional or final) held by it for the account of the Borrowers at any of such Lender's offices, in Dollars or in any other currency, against any amount payable by the Borrowers to such Lender under this Agreement or such Lender's Notes which is not paid when due (regardless of whether such balances are then due to the Borrowers), in which case it shall promptly notify the Borrowers and the Agents thereof; provided that such Lender's failure to give such notice shall not affect the validity thereof. Payments by the Borrowers hereunder shall be made without setoff or counterclaim.

          Section 15.08. JURISDICTION; IMMUNITIES. (a) THE BORROWERS HEREBY IRREVOCABLY SUBMIT TO THE JURISDICTION OF ANY NEW YORK STATE OR UNITED STATES FEDERAL COURT SITTING IN NEW YORK COUNTY OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE NOTES, AND THE BORROWERS HEREBY IRREVOCABLY AGREE THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH NEW YORK STATE OR FEDERAL COURT. THE BORROWERS IRREVOCABLY CONSENT TO THE SERVICE OF ANY AND ALL PROCESS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES OF SUCH PROCESS TO THE BORROWERS AT THE ADDRESSES SPECIFIED IN SECTION 15.06. THE BORROWERS AGREE THAT A FINAL JUDGMENT IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. THE BORROWERS FURTHER WAIVE ANY OBJECTION TO VENUE IN SUCH STATE AND ANY OBJECTION TO AN ACTION OR PROCEEDING IN SUCH STATE ON THE BASIS OF FORUM NON CONVENIENS. THE BORROWERS FURTHER AGREE THAT ANY ACTION OR PROCEEDING BROUGHT AGAINST EITHER THE AGENT OR THE SERVICING AGENT SHALL BE BROUGHT ONLY IN NEW YORK STATE OR UNITED STATES FEDERAL COURT SITTING IN NEW YORK COUNTY. THE BORROWERS WAIVE ANY RIGHT THEY MAY HAVE TO JURY TRIAL.

          (b) Nothing in this Section 15.08 shall affect the right of the Agent, the Servicing Agent or any Lender to serve legal process in any other manner permitted by law or affect the right of the Agent, the Servicing Agent or any Lender to bring any action or proceeding against any Borrower or its property in the courts of any other jurisdictions.

          (c) To the extent that any Borrower has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether from service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, such Borrower hereby irrevocably waives such immunity in respect of its obligations under this Agreement and the Notes.

          Section 15.09.  TABLE OF CONTENTS; HEADINGS.  Any table
of contents and the headings and captions hereunder are for convenience only and shall not affect the interpretation or construction of this Agreement.

          Section 15.10. SEVERABILITY. The provisions of this Agreement are intended to be severable. If for any reason any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

          Section 15.11. COUNTERPARTS. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any party hereto may execute this Agreement by signing any such counterpart.

          Section 15.12. INTEGRATION. The Facility Documents set forth the entire agreement among the parties hereto relating to the transactions contemplated thereby and supersede any prior oral or written statements or agreements with respect to such transactions.

          Section 15.13.  GOVERNING LAW.  THIS AGREEMENT SHALL BE
GOVERNED BY, AND INTERPRETED AND CONSTRUED IN ACCORDANCE WITH,
THE LAW OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE
AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE.

          Section 15.14. CONFIDENTIALITY. Each Lender, the Agent, and the Servicing Agent agrees (on behalf of itself and each of its Affiliates, directors, officers, employees and representatives) to use reasonable precautions to keep confidential, in accordance with safe and sound banking practices, any non-public information supplied to it by the Borrowers pursuant to this Agreement which is identified by the Borrowers as being confidential at the time the same is delivered to the Lenders or the Agents, provided that nothing herein shall limit the disclosure of any such information (i) to the extent required by statute, rule, regulation or judicial process, (ii) to counsel for any of the Lenders or the Agents, (iii) to bank examiners, auditors or accountants, (iv) in connection with any litigation to which any one or more of the Lenders is a party or
(v) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to the respective Lender a Confidentiality Agreement in substantially the form of Exhibit H hereto; provided, further, that, unless specifically prohibited by applicable law or court order, each Lender shall, prior to disclosure thereof, notify the Borrowers of any request for disclosure of any such non-public information (x) by any governmental agency or representative thereof (other than any such request in connection with an examination of the financial condition of such Lender by such governmental agency) or (y) pursuant to legal process; and provided finally that in no event shall any Lender or either the Agent or the Servicing Agent be obligated or required to return any materials furnished by the Borrowers.

          Section 15.15. TREATMENT OF CERTAIN INFORMATION. Each Borrower (a) acknowledges that services may be offered or provided to it (in connection with this Agreement or otherwise) by each Lender or by one or more of their respective subsidiaries or Affiliates and (b) acknowledges that any information delivered to each Lender or its subsidiaries or Affiliates regarding the Borrowers may be shared among such Lender and such subsidiaries and Affiliates. This Section 15.16 shall survive the repayment of the Loans and the termination of the Revolving Credit Commitment.

          Section 15.16.  COLLECTION OF ACCOUNTS.
Notwithstanding any provision of any Facility Document, each Borrower hereby agrees that upon the request of the Required Lenders, the Required Lenders can require that the Accounts of each of the Borrowers no longer be collected by the Borrowers, but, rather by a Person designated by the Required Lenders, such as the Servicing Agent. In such event such Person will collect such Accounts in accordance with Section 3.04(b) of each of the Security Agreements.





                   [INTENTIONALLY LEFT BLANK.]




















































          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                              BISCAYNE APPAREL, INC.


                              By:
                                 Name:   Peter Vandenberg,
                                         Jr.
                              Title:     Vice President

                              Address for Notices:

                              1373 Broad Street, 3rd Floor
                              Clifton, N.J. 07458
                              Attn:  Peter Vandenberg, Jr.

                              With a Copy to:

                              Trivest, Inc.
                              2665 S. Bayshore Drive,
                              Suite 800
                              Miami, Fl. 33133
                              Attn:  Peter Klein


                              BISCAYNE APPAREL
                              INTERNATIONAL, INC.


                              By:
                                 Name:   Peter Vandenberg,
                                         Jr.
                              Title:     Vice President

                              Address for Notices:

                              c/o Biscayne Apparel, Inc.
                              1373 Broad Street, 3rd Floor
                              Clifton, N.J. 07458
                              Attn:  Peter Vandenberg, Jr.

                              With a Copy to:

                              Trivest, Inc.
                              2665 S. Bayshore Drive,
                              Suite 800
                              Miami, Fl. 33133
                              Attn:  Peter Klein


                              MACKINTOSH OF NEW ENGLAND CO.


                              By:
                                 Name:   Peter Vandenberg,
                                         Jr.
                                 Title:  Vice President


                              Address for Notices:

                              c/o Biscayne Apparel, Inc.
                              1373 Broad Street, 3rd Floor
                              Clifton, N.J. 07458
                              Attn:  Peter Vandenberg, Jr.

                              With a Copy to:

                              Trivest, Inc.
                              2665 S. Bayshore Drive,
                              Suite 800
                              Miami, Fl. 33133
                              Attn:  Peter Klein


                              M&L INTERNATIONAL, INC.


                              By:
                                 Name:   Peter Vandenberg,
                                         Jr.
                                 Title:  Vice President


                              Address for Notices:

                              c/o Biscayne Apparel, Inc.
                              1373 Broad Street, 3rd Floor
                              Clifton, N.J. 07458
                              Attn:  Peter Vandenberg, Jr.

                              With a Copy to:

                              Trivest, Inc.
                              2665 S. Bayshore Drive,
                              Suite 800
                              Miami, Fl. 33133
                              Attn:  Peter Klein


                              AGENT:
                              THE CHASE MANHATTAN BANK
                              (NATIONAL ASSOCIATION)


                              By:
                                 Name:   Elizabeth Burgess
                                 Title:  Vice President

                              Address for Notices:

                              New York Agency
                              4 Chase Metrotech Center
                              13th Floor
                              Brooklyn, New York  11245
                              Telex:  6720516


                              SERVICING AGENT:
                              MILBERG FACTORS, INC.


                              By:
                              Name:      Harold H. Oertell
                              Title:     Secretary/Treasurer

                              Address for Notices:

                              99 Park Avenue
                              New York, New York 10016
                              Attn:  Harold H. Oertell
                              Telecopier:  (212) 661-7063


                              LENDER:
                              THE CHASE Manhattan Bank
                              (NATIONAL ASSOCIATION)


                              By:
                                 Name:  Elizabeth Burgess
                                 Title:  Vice President

                              Lending Office and Address for
                              Notices:

                              1 Chase Manhattan Plaza
                              New York, New York 10081
                              Attn:  Elizabeth Burgess
                              Telex No(s).:


                              LENDER:
                              MILBERG FACTORS, INC.


                              By:
                                 Name:   Harold H. Oertell
                                 Title:  Secretary/Treasurer

                              Address for Notices:

                              99 Park Avenue
                              New York, New York 10016
                              Attn:  Harold H. Oertell
                              Telecopier:  (212) 661-7063


                              LENDER:
                              CORESTATES BANK, N.A.


                              By:
                                 Name:   Faith A. Boettger
                                 Title:  Vice President


                              Lending Office and Address for
                              Notices:

                              FC 1-8-8-12
                              Broad and Chestnut Streets
                              PO Box 13866
                              Philadelphia, PA. 19101
                              Attn:  Faith Boettger or
                                     Jack Ginter


                              LENDER:
                              THE FIRST NATIONAL BANK OF
                              BOSTON


                              By:
                                 Name:  Katherine S. Steiger
                                 Title: Vice President


                              Lending Office and address for
                              notices:

                              100 Federal Street
                              Boston, Massachusetts 02110
                              Attn:  Katherine S. Steiger
                                     or Kelley Keefe


                              LENDER:
                              NATWEST BANK N.A.


                              By:
                                 Name:   Anthony Santoro
                                 Title:  Vice President

                              Lending Office, and Address for
                              Notices:

                              1133 Avenue of the Americas
                              New York, N.Y. 10036
                              Attention:  Anthony Santoro