Form 10-Q
period 1996-06-30
BISCAYNE APPAREL INC /FL/
filed 1996-08-07
CIK 88706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           JUNE 30, 1996
                     -------------------------------------------------

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 1-9635
                       ------

                             BISCAYNE APPAREL, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                           65-0200397
- ---------------------------                               ----------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                  1373 Broad Street, Clifton, New Jersey 07013
               -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 473-3240
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At July 31, 1996, there were 10,741,521 outstanding shares of the registrant's Common Stock, $0.01 par value.

                             BISCAYNE APPAREL, INC.

                                      INDEX

Part I.    Financial Information                                       Page No.
                                                                       --------

           Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995...............               2

           Consolidated Statements of Operations
           Six Months Ended June 30, 1996 and 1995...........               3

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1995...........               4

           Notes to Consolidated Financial Statements........               5

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....               7


Part II.   Other Information

           Item 1 - Legal Proceedings.........................              10

           Item 4 - Submission of Matters to Vote of Security
           Holders............................................              10

           Item 6 - Exhibits and Reports on Form 8-K..........              10

           Signatures.........................................              12

                             BISCAYNE APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        JUNE 30,   DECEMBER 31,
                                                          1996        1995
                                                      ----------   ------------
                                                      (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents ..................       $    114        $    312
    Trade accounts receivable, less
     allowances of $1,184 in 1996 and
     $1,967 in 1995 ............................          9,809          18,271
    Inventories ................................         30,951          25,890
    Federal income tax receivable ..............          2,302           1,969
    Prepaid expenses and other .................          2,256           1,972
                                                       --------        --------
           Total current assets ................         45,432          48,414

Property, plant and equipment, less
    accumulated depreciation of $2,184
    in 1996 and $1,917 in 1995 .................          3,520           3,652
Investment in Hartwell Sports, Inc. ............           --             1,627
Goodwill, net ..................................          5,963           6,072
Other assets, net ..............................          1,664           1,977
                                                       --------        --------
                                                       $ 56,579        $ 61,742
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable ...........................       $  7,463        $  3,841
    Accrued liabilities ........................          3,819           5,914
    Notes payable to banks .....................         16,023          17,850
    Current portion of long-term debt ..........          1,750           1,250
                                                       --------         -------

           Total current liabilities ...........         29,055          28,855

Subordinated notes .............................          6,444           6,444
Long-term debt .................................          4,500           6,250
Other liabilities ..............................            305             358

Commitments and contingencies ..................           --              --

Stockholders' Equity:
    Common stock, $0.01 par value;
    25,000,000 shares authorized;
    10,741,521 issued and outstanding
    in 1996 and 10,741,253 in 1995 .............            107             107
Additional paid-in capital .....................         26,309          26,309
Unearned stock award compensation ..............           (101)           (135)
Retained deficit ...............................        (10,040)         (6,446)
                                                       --------         -------

           Total stockholders' equity ..........         16,275          19,835
                                                       --------         -------
                                                        $56,579         $61,742
                                                       ========         =======

                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                                 ------------------                 ----------------
                                                                1996            1995              1996             1995
                                                               -----           ------            ------           ------

Net sales . . . . . . . . . . . . . . . . . . . . . . .       $ 12,893       $ 14,517          $ 29,129          $29,906

Operating costs and expenses:
    Cost of goods sold. . . . . . . . . . . . . . . . .         10,336         11,194            22,606           22,718
    Selling, general and administrative . . . . . . . .          5,137          5,468            10,944           11,432
                                                               -------        -------           -------          -------

Operating loss . . . . . . . . . . . . . . . . . . . .          (2,580)        (2,145)           (4,421)          (4,244)

Other income and (expenses):
    Interest and other expenses . . . . . . . . . . . .           (794)          (806)           (1,631)          (1,402)
    Interest and other income . . . . . . . . . . . . .             12             36               163               68
    Gain on sale and equity in net
     income of investee . . . . . . . . . . . . . . . .             -              20               123               83
                                                               -------        -------           -------          -------

Loss before income tax benefit . . . . . . . . . . . .          (3,362)        (2,895)           (5,766)          (5,495)

Income tax benefit . . . . . . . . . . . . . . . . . .          (1,181)        (1,108)           (2,172)          (2,120)
                                                               -------        -------           -------          -------

Net loss . . . . . . . . . . . . . . . . . . . . . . .         $(2,181)       $(1,787)          $(3,594)         $(3,375)
                                                               =======        =======           =======          =======

Net loss per common share. . . . . . . . . . . . . . .         $ (0.20)       $ (0.17)          $ (0.33)         $ (0.31)
                                                               =======        =======           =======          =======
 Shares used in computing net loss
    per common share. . . . . . . . . . . . . . . . .       10,741,521     10,730,214        10,741,521       10,730,214
                                                            ==========     ==========        ==========       ==========

                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                            1996         1995
                                                           ------       ------

Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .   $(3,594)      $(3,375)
  Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
     (Gain) on sale of assets . . . . . . . . . . . . . .     (11)           (3)
     (Gain) on sale of equity investee. . . . . . . . . .    (123)            -
     Equity in net income of investee . . . . . . . . . .       -           (89)
     Amortization of unearned stock award compensation  .      34            34
     Depreciation expense . . . . . . . . . . . . . . . .     279           250
     Amortization expense . . . . . . . . . . . . . . . .     133            62
     Provision for losses and sales allowances
      on receivables. . . . . . . . . . . . . . . . . . .   1,937           597

(Increase) decrease in operating assets:

  Trade accounts receivable. . . . . . . . . . . . . . .    6,215         8,430
  Inventories. . . . . . . . . . . . . . . . . . . . . .   (5,314)      (15,640)
  Prepaid expenses and other . . . . . . . . . . . . . .     (352)         (672)
  Federal income tax receivable. . . . . . . . . . . . .     (287)            -
  Other assets . . . . . . . . . . . . . . . . . . . . .       13        (1,671)

Increase (decrease) in operating liabilities:

  Accounts payable . . . . . . . . . . . . . . . . . . .    3,744          (639)
  Accrued liabilities. . . . . . . . . . . . . . . . . .   (1,339)       (2,416)
  Other liabilities. . . . . . . . . . . . . . . . . . .        -          (228)
                                                           ------        ------
      Net cash provided by (used in)
      operating activities . . . . . . . . . . . . . . .    1,335       (15,360)

Investing activities:
  Net sale of assets . . . . . . . . . . . . . . . . . .       11             8
  Capital expenditures . . . . . . . . . . . . . . . . .     (176)         (725)
  Proceeds on sale of equity investee. . . . . . . . . .    1,750             -
                                                           ------        ------
      Net cash provided by (used in)
      investing activities . . . . . . . . . . . . . . .    1,585          (717)

Financing activities:
  Payments under notes payable to bank . . . . . . . . .  (19,520)      (14,675)
  Borrowings under notes payable to banks. . . . . . . .   17,693        26,317
  Proceeds from term loan. . . . . . . . . . . . . . . .        -         7,500
  Repayment of term loan . . . . . . . . . . . . . . . .   (1,250)            -
  Repayment of subordinated notes. . . . . . . . . . . .        -        (6,276)
  Principal payments of capital leases . . . . . . . . .      (41)          (12)
                                                           ------        ------
      Net cash (used in) provided by
      financing activities . . . . . . . . . . . . . . .   (3,118)       12,854

Net decrease in cash and cash equivalents  . . . . . . .     (198)       (3,223)
Cash and cash equivalents at beginning of year . . . . .      312         4,178
                                                           ------        ------
Cash and cash equivalents at end of year . . . . . . . .   $  114       $   955
                                                           ======        ======

Supplemental disclosure information:

  Interest expense paid. . . . . . . . . . . . . . . . .  $ 1,611       $ 1,385
  Income taxes paid. . . . . . . . . . . . . . . . . . .  $    60       $ 1,253

                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes with respect thereto, contained in the Biscayne Apparel, Inc., ("Company") 1995 Annual Report on Form 10-K.

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

         3. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

         5. Included in accounts payable at June 30, 1996 and June 30, 1995 are the Company's obligations under outstanding letters of credit of $3,294,000 and $1,149,000, respectively.

         6. On March 27, 1996, the Company sold its 20% investment in Hartwell Sports, Inc. for $1,750,000. The sale resulted in a gain of $123,000 during the first quarter ended March 31, 1996. Cash proceeds from this sale were used to reduce Biscayne's outstanding bank indebtedness.

         7. On March 28, 1996, Biscayne amended its loan agreements to provide for a $56,250,000 credit facility. This facility provides financing for working capital growth and capital expenditures, and includes a revolving credit facility of $50,000,000 and a $6,250,000 term loan.

         8. The Company's management agreement with Trivest, Inc. ("Trivest"), an affiliate of the Company, was amended effective January 1, 1996 to reduce the amount of the annual base management fee ("Base Fee") by $200,000 ("1996 Reduction Amount") for the calendar year beginning January 1, 1996. The amount of the Base Fee payable for periods beginning January 1, 1997 and thereafter will be determined as if the foregoing reduction had not taken effect, provided the Company is in compliance with the terms of its loan agreements. Otherwise, such prospective payments will be deferred and subordinated to the Company's senior lenders.

         In lieu of the 1996 Reduction Amount, the Company issued to Trivest a warrant ("Warrant") to purchase an aggregate of 200,000 shares of the Company's Common stock, $0.01 par value, for an exercise price of $0.75 per share, the market value as of March 26, 1996. The Warrant will be exercisable in whole or in part at any time during the period beginning January 1, 1997 and ending at the close of business on December 31, 2001. Additionally, assuming the Company's Andy Johns Fashion International Divisions' and Mackintosh of New England, Co. Subsidiary's combined pretax income plus management fees, corporate expense and amortization of goodwill ("Operating Income") exceeds 75% of the actual 1993 Operating Income of $3,400,000, or $2,550,000, Trivest shall have the option to receive a cash payment of an amount ("Cash Payment of the

         1996 Reduction Amount") equal to 1% of the 1996 Reduction Amount for each 1% of excess Operating Income earned in 1996, 1997 or 1998 above $2,550,000. The Cash Payment of the 1996 Reduction Amount shall not exceed the remainder of (X) the 1996 Reduction Amount minus (Y) the number of shares of stock issuable under the Warrant.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 VERSUS QUARTER ENDED JUNE 30, 1995

Net sales for the second quarter of 1996 decreased to $12,893,000 from second quarter 1995 sales of $14,517,000. The 11% decrease was mainly attributable to Mackintosh and M&L, offset by increased sales at Andy Johns.

Cost of goods sold as a percentage of net sales was 80% versus 77% for the quarters ended June 30, 1996 and 1995, respectively. The increase is attributable to M&L realizing no gross profit in 1996 from its seasonal Philippine operations, which were closed in March 1996 and lower than normal selling prices on the selloff of prior season products, offset by lower product costs realized by Varon and Mackintosh.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales increased to 40% in 1996 from 38% in 1995. This increase is a result of lower quarterly sales. Actual S,G&A dollars decreased by 6% for the quarter ended June 30, 1996 compared with the quarter ended June 30, 1995.

OTHER

Interest and other expenses for the quarter ended June 30, 1996 decreased slightly by $12,000 from the comparable quarter of 1995. The decrease is due to decreased borrowings during the second quarter of 1996, offset by higher interest rates compared to 1995.

Interest and other income decreased during the first quarter of 1996 by $24,000, due to lower levels of interest income.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Net sales for the six months ended June 30, 1996 decreased to $29,129,000 from $29,906,000 for 1995. This 3% decrease is mainly attributable to the Mackintosh division, with lower decreases in Varon and M&L, offset by an increase in sales in the Andy Johns division.

Consolidated sales plus backlog at June 30, 1996 increased to $91,863,000 from $87,288,000 at June 30, 1995. This increase results from enhancements to product development and increased sales in the Company's Andy Johns division.

Cost of goods sold as a percentage of net sales increased to 78% for the first half of 1996, from 76% for the first half of 1995. This increase is a result of Andy Johns, Mackintosh and M&L realizing lower selling prices of 1995 selloff goods offset by lower product costs for Varon. M&L also has no gross profit in 1996 from its seasonal Philippine operations, which were closed in March of 1996.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales remained constant at 38% for the periods ended June 30, 1996 and 1995, however, the actual S,G&A dollars for 1996 versus 1995, declined by 4%.

Historically, the apparel industry has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This trend could have a material adverse effect on the Company's business.

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

OTHER

Interest and other expenses for the six months ended June 30, 1996 increased to $1,631,000 versus $1,402,000 for the six months ended June 30, 1995. The increase is due to increased bank borrowings incurred during 1995 and related interest rate increases.

Interest and other income increased to $163,000 for the first half of 1996 from $68,000 for the first half of 1995, primarily due to license revenues earned by M&L in the first quarter of 1996.

On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc. for $1,750,000. Proceeds were used to reduce notes payable to banks. The sale resulted in a gain during 1996 of $123,000.

INCOME TAXES

For the quarters and six months ended June 30, 1996 and 1995, the income tax benefit was greater than the benefit which would be derived upon application of the federal statutory rate, primarily because of state income tax benefits, non-taxable interest income offset by nondeductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $114,000 and $312,000 at June 30, 1996 and December 31, 1995, respectively. At June 30, 1996, the Company's working capital was $16,377,000, representing a current ratio of 1.56 to 1.00. This compares to working capital of $19,559,000 and a current ratio of 1.68 to 1.00 at December 31, 1995. The decrease in the working capital ratio is due to year-to-date losses.

As presented in the Consolidated Statements of Cash Flows for the six months ended June 30, 1996, the decrease of accounts receivable of $6,215,000, the increase in inventories of $5,314,000 and accounts payable of $3,744,000 and the decrease in accrued liabilities of $1,339,000 are due to the seasonality of the Company's operations. On March 16, 1996 the Company repaid $1,250,000 of its long-term debt.

Capital expenditures for the six months ended June 30, 1996 decreased to $176,000 from $725,000 in 1995. The decrease is primarily due to Varon, which in 1995 had invested in equipment for its new Honduran plant.

The Company expects that cash on hand, cash from operations, and borrowings under its revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

EFFECT OF INFLATION AND SEASONALITY

The Company believes that inflation will not significantly effect its profit margins or have a material effect on the prices of other goods and services used in its business operations. Further, in connection with recent increases in wool and cotton costs over the last several years, the Company will seek additional offshore production opportunities.

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           a) The Registrant held its Annual Meeting of Shareholders on June 12, 1996.

           b)   Not required.

           c) The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter are as follows:

           ELECTION OF DIRECTORS


                                                                   BROKER
                 NAME                   FOR          WITHHELD      NON-VOTES
                 ----                   ---          --------      ---------

           Harold E. Berritt          7,427,491      140,905       -0-
           Phillip T. George, M.D.    7,426,269      142,127       -0-
           Joseph G. Gildenhorn       7,427,491      140,905       -0-
           Kurt C. Gutfreund          7,427,517      140,879       -0-
           John W. Partridge          7,425,864      142,532       -0-
           James J. Pinto             7,427,491      140,905       -0-
           John E. Pollack            7,427,491      140,905       -0-
           Earl W. Powell             7,426,635      141,761       -0-
           Peter Vandenberg, Jr.      7,427,491      140,905       -0-


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits:

                Exhibit 10.1 - First Amendment to Amended and Restated
                               Management Agreement dated as of March 26, 1996 among the Registrant and Trivest, Inc.

                Exhibit 10.2 - Warrant for the Purchase of Shares of Common
                               Stock dated as of March 26, 1996 among the Registrant and Trivest, Inc.

                Exhibit 11 - Computation of Per Share Earnings

                Exhibit 27 - Financial Data Schedule

          (b)   Reports on Form 8-K:

                During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            BISCAYNE APPAREL, INC.

Date:  August 7, 1996                       By: /s/ JOHN E. POLLACK
                                               --------------------------
                                               John E. Pollack
                                               President and Chief
                                                 Executive Officer

Date:  August 7, 1996                       By: /s/ PETER VANDENBERG, JR.
                                               --------------------------
                                               Peter Vandenberg, Jr.
                                               Vice President, Treasurer and
                                                 Chief Financial Officer