Form 10-Q
period 1996-09-30
BISCAYNE APPAREL INC /FL/
filed 1996-11-08
CIK 88706

================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            SEPTEMBER 30, 1996
                      -------------------------------------------


                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-9635
                       ------

                            BISCAYNE APPAREL, INC.
            (Exact name of registrant as specified in its charter)

           FLORIDA                                       65-0200397
---------------------------------                     -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                  1373 BROAD STREET, CLIFTON, NEW JERSEY 07013
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (201) 473-3240
                                ---------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At October 31, 1996, there were 10,741,540 outstanding shares of the registrant's Common Stock, $0.01 par value.


        ================================================================

                             BISCAYNE APPAREL, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        PAGE NO.
                                                                       -------

          Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995....................       2

          Consolidated Statements of Operations
          Nine Months Ended September 30, 1996 and 1995...............       3

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1996 and 1995...............       4

          Notes to Consolidated Financial Statements..................       5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............       7


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings..................................       10

          Item 6 - Exhibits and Reports on Form 8-K...................       10

          Signatures..................................................       11

                            BISCAYNE APPAREL, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                          1996         1995
                                                     ------------- ------------
                                                      (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents..........................    $   825     $   312
   Trade accounts receivable, less
    allowances of $2,502 in 1996 and
    $1,967 in 1995....................................     34,533      18,271
   Inventories........................................     22,270      25,890
   Federal income tax receivable......................      1,145       1,969
   Prepaid expenses and other.........................      2,268       1,972
                                                        ----------   ---------
        Total current assets..........................     61,041      48,414

Property, plant and equipment, less
   accumulated depreciation of $2,355
   in 1996 and $1,917 in 1995.........................      3,402       3,652
Investment in Hartwell Sports, Inc....................         -        1,627
Goodwill, net.........................................      5,915       6,072
Other assets, net.....................................        660       1,977
                                                        ----------   ---------
                                                          $71,018     $61,742
                                                        ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................     $ 6,176     $ 3,841
   Accrued liabilities................................      5,469       5,914
   Notes payable to banks.............................     27,276      17,850
   Current portion of long-term debt..................      1,750       1,250
                                                        ----------   ---------
        Total current liabilities.....................     40,671      28,855

Subordinated notes....................................      6,444       6,444
Long-term debt........................................      4,500       6,250
Other liabilities.....................................        282         358

Commitments and contingencies.........................         -          -

Stockholders' Equity:
   Common stock, $0.01 par value;
   25,000,000 shares authorized;
   10,741,540 issued and outstanding
   in 1996 and 10,741,253 in 1995.....................        107         107
Additional paid-in capital............................     26,310      26,309
Unearned stock award compensation.....................        (84)       (135)
Retained deficit......................................     (7,212)     (6,446)
                                                        ----------   ---------
        Total stockholders' equity....................     19,121      19,835
                                                        ----------   ---------
                                                          $71,018     $61,742
                                                        ==========   =========

                             See accompanying notes.


                                  BISCAYNE APPAREL, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ----------------------------         ----------------------------
                                                                1996            1995                 1996            1995
                                                            -----------     ------------         -----------      -----------

Net sales ..............................................    $    46,054     $    40,898          $    75,183      $   70,804

Operating costs and expenses:
   Cost of goods sold ..................................         33,784          30,291               56,390          53,009
   Selling, general and administrative .................          6,883           7,069               17,827          18,501
                                                            -----------     ------------         -----------      -----------

Operating income (loss) ................................          5,387           3,538                  966            (706)

Other income and (expenses):
   Interest and other expenses .........................         (1,046)         (1,033)              (2,677)         (2,425)
   Interest and other income ...........................            293            --                    456              58
   Gain on sale and equity in net
    income of investee .................................           --                59                  123             142
                                                            -----------     ------------         -----------      -----------

Income (loss) before provision (benefit) for
    income taxes .......................................          4,634           2,564               (1,132)         (2,931)

Provision (benefit) for income taxes ...................          1,804           1,209                 (368)           (911)

Net income (loss) ......................................    $     2,830     $     1,355          $      (764)     $   (2,020)
                                                            ===========     ============         ===========      ===========

Net income (loss) per common share .....................    $      0.26     $      0.12          $     (0.07)     $    (0.19)
                                                            ===========     ============         ===========      ===========
Shares used in computing net loss
   per common share ....................................     10,743,535      10,864,004           10,741,540      10,730,943
                                                            ===========     ============         ===========      ===========


                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ----------------------
                                                           1996         1995
                                                        --------    ----------

Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . $  (764)    $  (2,020)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Gain on sale of assets . . . . . . . . . . . . . . .     (11)           (3)
   Gain on sale of equity investee. . . . . . . . . . .    (123)           -
   Equity in net income of investee . . . . . . . . . .      -           (142)
   Amortization of unearned stock award compensation. .      51            51
   Depreciation expense . . . . . . . . . . . . . . . .     447           436
   Amortization expense . . . . . . . . . . . . . . . .     228            63
   Provision for losses and sales allowances
     on receivables . . . . . . . . . . . . . . . . . .   4,343         3,086

(Increase) decrease in operating assets:
  Trade accounts receivable. . . . . . . . . . . . . .  (20,915)      (10,000)
  Inventories. . . . . . . . . . . . . . . . . . . . .    3,368       (15,379)
  Prepaid expenses and other . . . . . . . . . . . . .     (319)         (685)
  Federal income tax receivable. . . . . . . . . . . .      824             -
  Other assets . . . . . . . . . . . . . . . . . . . .      971          (942)

Increase (decrease) in operating liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .    2,457         1,152
  Accrued liabilities. . . . . . . . . . . . . . . . .      310          (773)
  Other liabilities. . . . . . . . . . . . . . . . . .       -           (231)
                                                        --------    ----------
  Net cash used in operating activities. . . . . . . .   (9,133)      (25,387)

Investing activities:
  Net sale of assets . . . . . . . . . . . . . . . . .       11             9
  Capital expenditures . . . . . . . . . . . . . . . .     (227)         (941)
  Proceeds on sale of equity investee. . . . . . . . .    1,750            -
                                                        --------    ----------
    Net cash provided by (used in) investing activities   1,534          (932)

Financing activities:
  Payments under notes payable to banks. . . . . . . .  (45,211)      (24,025)
  Borrowings under notes payable to banks. . . . . . .   54,637        46,775
  Proceeds from term loan. . . . . . . . . . . . . . .       -          7,500
  Principal payments under term loan . . . . . . . . .   (1,250)           -
  Repayment of subordinated notes. . . . . . . . . . .       -         (6,276)
  Principal payments of capital leases . . . . . . . .      (64)          (16)
  Proceeds from exercise of employee stock option. . .       -             13
                                                        --------    ----------
   Net cash provided by financing activities . . . . .    8,112        23,971

Net increase (decrease) in cash and cash equivalents .      513        (2,348)
Cash and cash equivalents at beginning of year . . . .      312         4,178
                                                        --------    ----------
Cash and cash equivalents at end of year . . . . . . .   $  825       $ 1,830
                                                        ========    ==========
Supplemental disclosure information:
  Interest expense paid. . . . . . . . . . . . . . . .  $ 2,363      $  2,045
  Income taxes paid. . . . . . . . . . . . . . . . . .  $    61      $  1,608



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

      The consolidated financial statements of the Company include the accounts of the parent company, and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII"), and M&L International, Inc. ("M&L"), which was acquired in November 1994, and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited.

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

3. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

5. Included in accounts payable at September 30, 1996 and September 30, 1995 are the Company's obligations under outstanding letters of credit of $2,232,000 and $4,092,000, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER 30, 1995

Net sales for the third quarter of 1996 increased by 13% to $46,054,000 from the third quarter of 1995 net sales of $40,898,000. This increase was attributable to increases in net sales realized by Andy Johns and Mackintosh.

Cost of goods sold, as a percentage of net sales, decreased to 73% for the nine months ended September 30, 1996, compared to 74% in 1995, primarily due to lower production costs realized by M&L.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales decreased to 15% for the quarter ended September 30, 1996, compared to 17% for the quarter ended September 30, 1995. This cost decrease is primarily due to increased sales and continued cost reductions at Andy Johns and Mackintosh.

OTHER

Interest and other expenses for the quarter ended September 30, 1996 increased slightly by $13,000 from the comparable quarter of 1995. The increase is due to the increased debt resulting from the 1995 losses. The Company reduced its bank debt by $5,224,000 from September 30, 1995 to September 30, 1996.

Interest and other income increased to $293,000 in the third quarter of 1996 versus 1995 primarily due to direct letter of credit revenue earned by Andy Johns during the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1995

Net sales for the nine months ended September 30, 1996 increased 6% to $75,183,000 from $70,804,000 for 1995. This increase is due to a 65% increase, or $6,918,000 in sales realized by the Andy Johns division in 1996, compared to 1995.

Consolidated sales backlog at September 30, 1996 increased to $37,381,000 from $28,836,000 at September 30, 1995. All divisions had increased sales backlog mainly due to improved market conditions and product development enhancements.

Cost of goods sold as a percentage of net sales remained constant at 75% for the nine months ended September 30, 1996 and 1995.

Selling, general and administrative expenses ("S,G&A"), as a percentage of net sales, decreased to 24% for the first nine months of 1996, compared to 26% for the first nine months of 1995. The decrease is mainly attributable to higher sales realized by Andy Johns in 1996 versus 1995.

Historically, the apparel industry has been subject to substantial cyclical fluctuation, with purchases of apparel and related goods tending to decline during periods when disposable income is low. This trend could have a material adverse effect on the Company's business.

The weakness of retail sales of outerwear in 1995 and early 1996 adversely affected the Company's operating results. The Company believes that its operating results will continue to be adversely affected as long as weakness continues. In addition, various retailers, including some of Biscayne's customers, have experienced financial difficulties during recent years which have increased the risk of extending credit to such retailers.

OTHER

Interest and other expenses for the nine months ended September 30, 1996 increased to $2,677,000, compared to $2,425,000 for the nine months ended September 30, 1995. The increase is due to increased bank borrowings incurred during 1996, primarily related to the losses incurred in 1995.

Interest and other income increased to $456,000 for the first nine months of 1996 from $58,000 for the first nine months of 1995, primarily due to direct letter of credit revenue earned by Andy Johns in the third quarter of 1996 and license revenues earned by M&L in the first quarter of 1996.

On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc. for $1,750,000. Proceeds were used to reduce notes payable to banks. The sale resulted in a gain during 1996 of $123,000.

INCOME TAXES

For the quarters and nine months ended September 30, 1996 and 1995, the provision (benefit) for income taxes was greater than the provision (benefit) for income taxes which would have been derived upon application of the federal statutory rate, primarily because of state income tax benefits and non-taxable interest income offset by nondeductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $825,000 and $312,000 at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996, the Company's working capital was $20,370,000, representing a current ratio of 1.50 to 1.00. This compares to working capital of $19,559,000 and a current ratio of 1.68 to 1.00 at December 31, 1995. The decrease in the working capital ratio was due to year-to-date losses and the seasonality of each of the Company's operations.

As presented in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996, the increase of accounts receivable of $20,915,000 and accounts payable of $2,457,000 and the decrease in inventories of $3,368,000 are due to the seasonality of the Company's operations. On March 16, 1996 the Company repaid $1,250,000 of its long-term debt. The Company has reduced its overall bank debt by $5,224,000 from September 30, 1995 to September 30, 1996.

Capital expenditures for the nine months ended September 30, 1996 decreased to $227,000 from $941,000 in 1995. The decrease is primarily due to Varon, which in 1995 had invested in equipment for its new Honduran plant.

The Company expects that cash on hand, cash from operations, and borrowings under its revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

EFFECT OF INFLATION AND SEASONALITY

The Company believes that inflation will not significantly effect its profit margins, or have a material effect on the prices of other goods and services used in its business operations. Further, in connection with increases in wool and cotton costs over the last several years, the Company has increased offshore production.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibit 11 - Computation of Per Share Earnings

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

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       BISCAYNE APPAREL, INC.

Date:  November 11, 1996               By: /S/ JOHN E. POLLACK
                                          -----------------------------------
                                           John E. Pollack
                                           President and Chief
                                           Executive Officer

Date:  November 11, 1996               By: /S/ PETER VANDENBERG, JR.
                                          -----------------------------------
                                           Peter Vandenberg, Jr.
                                           Vice President, Treasurer and
                                           Chief Financial Officer