Form 10-K
period 1996-12-31
BISCAYNE APPAREL INC /FL/
filed 1997-03-27
CIK 88706

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X}             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           DECEMBER 31, 1996
                         ----------------------------------------------
                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               --------------------------------------

Commission file number 1-9635

                             BISCAYNE APPAREL, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                     65-0200397
---------------------------------           -----------------------------------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

1373 BROAD STREET, CLIFTON, NEW JERSEY                   07013
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

       (Registrant's telephone number, including Area Code) (201) 473-3240
                                                            --------------
                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------             -----------------------------------------
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

                              Yes [X}        No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the registrant's common stock, as of February 28, 1997, was as follows:

             COMMON STOCK, PAR VALUE $.01               10,741,819
             ----------------------------            -----------------
               (Title of each class)                (Number of shares)

         The aggregate market value of common stock held by non-affiliates of the registrant at February 28, 1997 was $8,257,823, based on a $1.16 average of the high and low sales prices for the common stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and beneficial owners of 5% or more of the registrant's common stock have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement (to be filed pursuant to Regulation 14A).
--------------------------------------------------------------------------------

PART I

ITEM 1.   BUSINESS

GENERAL

         Biscayne Apparel, Inc. (the "Company" or "BAI") is an apparel manufacturer dedicated to designing, manufacturing, and marketing high quality products on a worldwide basis. Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L") are wholly-owned subsidiaries of the Company. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co. ("Mackintosh"), Mackintosh (UK) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. M&L's wholly-owned subsidiaries are Unidex Garments (Philippines), Inc. ("Unidex"), Watersports Garment Manufacturing, Inc. ("Watersports"), Teri Outerwear Manufacturing, Inc. ("Teri"), GES Sportswear Manufacturing Corp. ("GES") and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri and GES ceased operations due to operating losses caused by labor cost increases and production inefficiencies.

         Andy Johns is a designer and distributor of women's and children's outerwear; Varon is a designer and manufacturer of girl's and boy's underwear and girl's daywear; Mackintosh is a designer and manufacturer of women's wool coats and active outerwear; and M&L is a designer, manufacturer and distributor of infants', toddlers' and children's outerwear, sportswear, and swimwear.

         Unless the context indicates otherwise, the "Company" includes Biscayne Apparel, Inc., its subsidiaries and their respective divisions. All information relates to continuing operations of the Company.

         The Company operates in a single industry segment: women's and children's apparel. For the year ended December 31, 1996, three customers represented approximately 34% of total sales. These customers, Target and Mervyn, divisions of Dayton Hudson Corporation ("Target" and "Mervyn"), Wal-Mart Stores, Inc. ("Wal-Mart") and Sears, Roebuck and Co. ("Sears"), represented
14%, 10%, and 10% of total sales, respectively. For the year ended December 31, 1995, Target accounted for approximately 11% of total sales. Approximately 34% of the Company's total sales for the year ended December 31, 1994 were derived from two major customers. These customers, Wal-Mart and Target, represented 19% and 15% of total sales, respectively, in 1994.

RESTRUCTURING PLAN

         During 1996, the Company developed a restructuring plan which, as described below, outlined the following objectives to be accomplished during 1996 and 1997: (i) simplify the organizational structure with a corresponding decrease in salaried headcount, (ii) implement a cost reduction program targeting both fixed and variable costs throughout the Company, (iii) reconfigure women's outerwear design, merchandising, production and sales organization to better service its customer base at a lower cost (iv) identify the sale or closure of non-strategic assets and manufacturing facilities, and (v) implement an asset management program directed at reducing inventories, accounts receivable, outstanding indebtedness, and interest expense.

         The restructuring plan developed by the Company during 1996 focused on achieving the following objectives:

         SIMPLIFYING THE ORGANIZATIONAL STRUCTURE AND REDUCING SALARIED HEADCOUNT. During 1996 the Company's organizational structure was analyzed and simplified, resulting in the termination of a number of senior and middle managers, primarily within its women's outerwear business. This action resulted in an annualized reduction in salaried personnel costs of approximately $1,750,000 million by December 31, 1996, compared to salaried personnel costs on an annual basis for the Company prior to the restructuring, excluding one-time severance and other personnel-related costs associated with the restructuring.

         IMPLEMENTATION OF COST REDUCTION PROGRAM TARGETING BOTH FIXED AND VARIABLE COSTS. Throughout 1996 the Company analyzed selling, general and administrative expense items for further control and/or reduction. In the fourth quarter of 1996 the Company terminated its contract with a warehouse and distribution facilitator in Kentucky and moved such functions to a warehouse and distribution facilitator in the state of Washington, at a significantly reduced cost. During 1996 the Company began implementing co-operative sourcing among its outerwear product groups, utilizing a network of existing overseas satellite offices and staff. These actions, when combined with other aspects of the restructuring plan, have resulted in higher gross margins and lower selling, general and administrative costs in 1996.

         THE RECONFIGURATION OF THE WOMEN'S OUTERWEAR DESIGN, MERCHANDISING, PRODUCTION AND SALES ORGANIZATION TO BETTER SERVICE ITS CUSTOMER BASE AT A LOWER COST. During late 1995 and early 1996, the Company redesigned its women's outerwear lines with a new product development team, which continued to change throughout 1996. During this same timeframe, the Company improved its 1996 women's outerwear sales and marketing effort with the addition of new and proven personnel. The results were a 16% increase in Andy Johns and Mackintosh's combined sales in 1996. Additionally, foreign production agents, used to assist with women's outerwear production, were replaced with Company personnel, thereby reducing costs and improving controls.

         THE IDENTIFICATION AND SALE OR CLOSURE OF NON-STRATEGIC ASSETS AND MANUFACTURING FACILITIES. During the first quarter of 1996 the Company sold its 20% interest in Hartwell Sports, Inc. for

$1,750,000, which generated a 1996 gain of $123,000. Proceeds were used to reduce debt. Also, during the first quarter of 1996, the Company closed its manufacturing facilities in the Philippines due to operating losses caused by labor increases and production inefficiencies. This production was successfully outsourced to low cost foreign manufacturing facilities. During the third and fourth quarters of 1996, the Company closed several domestic production and warehousing facilities, and successfully moved these to its new manufacturing facility in Honduras.

         THE IMPLEMENTATION OF AN ASSET MANAGEMENT PROGRAM TO REDUCE WORKING CAPITAL AND DEBT. The Company successfully reduced accounts receivable from $18,271,000 at December 31, 1995 to $14,374,000 at December 31, 1996;
inventories from $25,890,000 at December 31, 1995 to $14,554,000 at December 31, 1996 and debt from $31,794,000 at December 31, 1995 to $14,167,000 at December 31, 1996.

         Products and Customers: Andy Johns, Mackintosh's and M&L's principal products and customers are:

          /bullet/ WOMEN'S AND CHILDREN'S OUTERWEAR: Andy Johns/registered/, a designer and distributor of women's and children's outerwear, was founded in 1975. Andy Johns provides functional and affordable women's and children's outerwear. To that end, it offers a line known as "active outerwear", which caters to the active woman. These products are made for daily use, with several styles doubling as exercise gear.

                   Andy Johns produces a broad product line, appealing to a customer base of all age groups. Andy Johns is less driven by near-term styles and fads than its competitors, preferring to market outerwear that is contemporary in design and responsive to customer preferences, yet has a consistency to its appeal.

                   Also, unlike many others in the outerwear industry that market almost exclusively fall lines, Andy Johns also produces a spring line. This provides continuing visibility and helps reduce the seasonality of its business.

                   To expand its product lines, Andy Johns Kids/registered/ was begun in mid-1987, and sells outerwear targeted for children in the 2 to 14 age range. Andy Johns also markets its active outerwear under the KAOS/registered/ and KAOTIC/trademark/ labels. In 1995 Andy Johns introduced its Lee Lipton/trademark/ brand of outerwear, which initially had been offered on an exclusive basis to one customer. Andy Johns, Andy Johns Kids, KAOS, KAOTIC, and Lee Lipton share showroom space in New York.

                   Andy Johns imports the majority of its inventory, primarily from Asian manufacturers. Although not foreseen, should import quotas be substantially tightened, Andy Johns may need to import products from alternate overseas sources, or to engage in increased domestic production, which could increase costs.

                   In 1991, the Company established Mackintosh/trademark/ to acquire the operations, through an asset purchase, of New England Mackintosh Co., Inc. ("Old Mackintosh"). Old Mackintosh was a well-known domestic manufacturer of fine women's wool coats. Mackintosh markets spring and fall lines. Mackintosh also markets its active outerwear under the All Outdoors/registered/ label. The Company also established Mackintosh (UK) Limited to distribute Mackintosh products into the European markets, primarily the United Kingdom. Such sales were not significant.

                   During 1994 Mackintosh introduced a new imported active outerwear line. Pricing pressure from imported wool products has prompted Mackintosh to seek offshore production for a portion of its wool line, which it began in 1995 and expanded in 1996. Mackintosh primarily markets its products through a New York showroom.

                   In November 1994, the Company acquired M&L International, Inc. M&L, which was founded in 1919, is one of the largest U.S. based manufacturers of children's outerwear. M&L markets its outerwear products under the Weather Tamer/registered/ brand name, which it owns, and the OshKosh B'Gosh/registered/ and Bon Jour/registered/ brand names, which it licenses. M&L also produces children's sportswear and swimwear products, which are marketed under its Eclipse/regsitered/ brand name. M&L markets spring and fall lines. M&L has showrooms in Chicago, New York, and Atlanta, and has manufacturing and sourcing operations in Hong Kong, Bangladesh, and Sri Lanka.

                   M&L's extensive overseas sourcing and quality assurance operations, coupled with a proven network of manufacturers, allow it to offer a fashionable quality product at competitive prices to its customers, while sustaining attractive profit margins. Although not foreseen, should import quotas be substantially tightened, M&L may need to import products from alternative overseas sources, or to engage in increased domestic production, which could increase costs.

                   For the three years ended December 31, 1996, 1995, and 1994, Andy Johns', Mackintosh's and M&L's combined net sales represented 79%, 76%, and 72% respectively, of the Company's total net sales. M&L's net sales are included from November 30, 1994, the date of acquisition.

         /bullet/ CHILDREN'S UNDERWEAR AND DAYWEAR: Varon has been operating for approximately 70 years as a manufacturer of girls' underwear and daywear and sells primarily to chain stores, mass merchandisers, and discounters.

                  In addition to its thermal underwear line, Varon introduced an interlock cotton long underwear line. The majority of Varon's underwear and interlock underwear line is 100% cotton, while its thermal underwear line is 65% cotton/35% polyester. Varon also manufactures 50/50 poly/cotton underwear for selected accounts. Varon's underwear line has been expanded to include girls' daywear sets and boys' underwear in thermal, cotton interlock and jersey fabrics. Varon markets its products through a New York showroom and its Florida based administrative offices.

                  For the three years ended December 31, 1996, 1995 and 1994, Varon's net sales represented 21%, 24% and 28%, respectively, of total net sales.

         MARKETING AND DISTRIBUTION: The Company markets and sells the majority of its products directly to retailers with a portion sold through sales representatives to retail specialty stores.

         Andy Johns' finished goods and Mackintosh's imported inventory are warehoused in Washington. Mackintosh manufactures and warehouses inventories in Massachusetts, Varon manufactures and warehouses its goods in Georgia and Florida, and M&L warehouses its finished goods in Washington.

         SUPPLIERS: The Company purchases the raw materials required in connection with its operations from a variety of sources. The Company believes that it has satisfactory relationships with its suppliers, most of which have been suppliers to Biscayne for many years.

         BACKLOG: The dollar amounts of backlog orders as of December 31, 1996 and 1995 were $15,941,000 and $17,712,000, respectively. The dollar amounts of backlog orders as of March 14, 1997 and March 15, 1996, were $63,470,000 and $52,148,000, respectively.

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

         Mackintosh's principal area of competition in the women's wool business is also product quality, style, and price. Mackintosh's products are sold to department and specialty stores. Entry into the market is difficult since successful companies need long established brand name recognition and, because of the limited season, the business is capital intensive. Mackintosh's products are primarily classic in style, and are generally not subject to trends.

         The girl's and boy's underwear and girl's daywear apparel markets are highly competitive. Varon competes primarily in what is referred to as the "downstairs" portion of the market through sales to mass merchandisers, chain stores and discounters. Quality of product and style, packaging, timely delivery, and price are the principal areas of competition in this industry. The Company believes the quality of Varon's products equals or exceeds that of the similar higher priced products of its competition. Varon's concentration on new product development, quality, and timely delivery has resulted in a broadening of its customer base.

TRADEMARKS

          The Company has registered the Andy Johns/registered/,
KAOS/registered/, Weather Tamer/registered/ and Eclipse/registered/ trademarks with the United States Patent and Trademark Office. In the opinion of management, the Company's trademark position is protected in all its business markets. Additionally, M&L markets its outerwear under the OshKosh B'Gosh/registered/ and Bon Jour/registered/ brand names, which it licenses.

SEASONALITY

         Sales of women's and children's outerwear are seasonal. Historically, Andy Johns, Mackintosh, M&L, and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results for a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from dependence on consumer reactions to weather patterns, which have had a material effect on the Company's sales and profitability.

ENVIRONMENTAL REGULATION

         The Company is subject to certain federal, state and local environmental laws and regulations. Compliance with environmental laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position in the past, and is not expected to have a material effect on the Company's future operations.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 930 persons. None of the Company's employees are represented by a labor union. The Company considers its relations with employees to be satisfactory.


ITEM 2.  PROPERTIES

         The following table describes, as of December 31, 1996, the operating facilities owned or leased by the Company containing an aggregate of approximately 508,300 square feet. Management believes that all of the Company's facilities are adequate for their respective purposes.


                                               ANNUAL
                                               LEASE
APPROXIMATE LOCATION         SQUARE FEET       RENTAL          EXPIRATION DATE          PRINCIPAL USE
--------------------         -----------       -------         ---------------          --------------------------------
Arlington, GA                  100,000            (1)                (1)                Manufacturing facility for Varon

Atlanta, GA                        500         $ 10,000         December 1997           Showroom for M&L

Chicago, IL                     27,100         $303,000         December 1997 and       Administrative office and
                                                                April 2002              retail outlet for M&L

Clifton, NJ                      8,600         $118,000         July 1998               Administrative offices

Hong Kong                        8,000         $130,000         February 1998           Administrative office for
                                                                                        for M&L

Miami, FL                       40,200         $145,000         December 1997           Administrative office and
                                                                                        distribution facility for Varon

New Bedford, MA                 48,700         $102,000         December 1997           Manufacturing and administration
                                                                                        facilities for Mackintosh

New York, NY                    33,500         $575,000         May 1998,               Showrooms
                                                                December 2003
                                                                and July 2005


Colombo, Sri Lanka               5,500         $  3,000         June 1997               Administrative office
                                                                                        for M&L

San Pedro Sula, Honduras        45,000         $239,000         July 2000               Manufacturing facility for
                                                                                        Varon

Auburn, WA                     191,200         $654,000         April 2002              Warehousing facilities for
                                                                                        M&L

----------
(1)  Owned by the Company.

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


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common stock is traded on the American Stock Exchange. The following table sets forth the range of high and low sales prices of the Common stock, as reported by the American Stock Exchange, for each quarterly period during the past two fiscal years:

MARKET PRICES

                                 HIGH            LOW
                                ------         -------
             1996
             ----

         First Quarter         $1             $   1/2
         Second Quarter         1 3/16            5/8
         Third Quarter          1                 5/8
         Fourth Quarter         1 1/8             5/8

             1995
             ----

         First Quarter         $2 1/2         $ 1 3/4
         Second Quarter         2 1/8           1 1/2
         Third Quarter          1 13/16         1 3/16
         Fourth Quarter         1 3/8             3/4


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

         The Company had 1,346 holders of record of Common stock as of February 28, 1997.

DIVIDENDS

         The Company did not pay cash dividends on its common equity during the fiscal years ended 1996, 1995 and 1994. The Company is restricted from making any cash dividend payments under its credit agreements with various commercial banks.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below of the Company and its subsidiaries, as of and for each of the five years in the period ended December 31, 1996, are derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with such Consolidated Financial Statements and related notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                              BISCAYNE APPAREL,INC.
                             SELECTED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                     AT AND FOR THE YEARS ENDED DECEMBER 31,


                                                 1996        1995       1994       1993      1992
                                               --------    --------    -------   -------   -------
Financial Data

Net sales ..................................   $105,425    $100,294    $72,350   $65,258   $57,906
Operating income (loss) ....................     (6,182)     (5,261)     4,960     4,053     1,737
Earnings (loss) from continuing operations,
  less applicable income taxes .............     (8,724)     (6,127)     2,048     3,687       (34)
Cumulative effect of change in
  accounting for income taxes ..............       --          --         --         208      --
Extraordinary items ........................       --          --         --        --         104
Net earnings (loss) ........................     (8,724)     (6,127)     2,048     3,895        70

Working capital ............................   $ 19,540    $ 19,559    $23,167   $16,148   $12,045
Total assets ...............................     36,110      61,742     60,578    34,791    31,015
Long-term debt .............................     10,944      12,694      7,944     6,444     6,444
Stockholders' equity .......................     11,178      19,835     25,881    19,560    15,597

Earnings (loss) per common share: (1)
Earnings (loss) from continuing operations .   $  (0.81)   $  (0.57)   $  0.21   $  0.41   $  --
Cumulative effect of change in
  accounting for income taxes ..............       --          --         --        0.02      --
Extraordinary items ........................       --          --         --        --        0.01
                                               --------    --------    -------   -------   -------
Net earnings (loss) per common share .......   $  (0.81)   $  (0.57)   $  0.21   $  0.43   $  0.01
                                               ========    ========    =======   =======   =======

Other Per Share Data:
Book value .................................   $   1.04    $   1.85    $  2.41   $  2.18   $  1.79
Weighted average number of shares and
  share equivalents outstanding ............     10,742      10,734      9,652     9,049     8,724

---------------------
(1) Earnings per common share are based on the weighted average number of shares and share equivalents outstanding.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

OPERATIONS

         Net sales were $105,425,000, $100,294,000 and $72,350,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 increase of $5,131,000 includes a $6,016,000 increase in Andy Johns' sales and a $2,727,000 increase in M&L's sales, offset by Varon realizing a decrease of $2,079,000 and Mackintosh realizing a decrease of $1,533,000.

         The increase in Andy Johns' sales resulted from investments made in product development and marketing efforts. However, sales of Andy Johns were still below 1994 sales levels. M&L realized sales increases in both its outerwear and sportswear product lines, as it successfully increased its market share during 1996. Varon's sales reduction results from consciously eliminating sales of products with unacceptably low gross margins. Mackintosh actually exceeded its projected sales for 1996 due to a strong sell-through at retail.

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

         Cost of goods sold was $78,112,000 (74% of net sales), $80,121,000 (80%
of net sales) and $51,697,000 (71% of net sales) for the years ended December 31, 1996, 1995 and 1994, respectively.

         Cost of goods sold decreased significantly in 1996 as a result of M&L lowering its production costs and Andy Johns and Mackintosh rebounding from the aftermath of the poor industrywide performance sustained in 1995; offset by Varon continuing to be effected by raw material and labor increases and production inefficiencies.

         The Company recorded inventory markdowns of $638,000, during the 1996 fourth quarter, $4,374,000, during the 1995 fourth quarter, and $179,000 during the 1994 fourth quarter.

         M&L's Philippines subsidiaries ceased operations on March 1, 1996, and Varon closed three of its domestic manufacturing facilities in late 1996. M&L transferred the Philippines production to China and Indonesia, while Varon transferred the domestic production to its new Honduran facility. These actions, the addition of new product development and sales personnel, and the positive effect of the severe winter experienced from late December 1995 to March 1996, improved the Company's net sales and gross margins in 1996.

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

         Selling, general and administrative ("S,G&A") expenses, before restructuring expense and impairment of long-lived assets, were $24,394,000 (23% of net sales), $25,434,000 (25% of net sales) and $15,693,000 (22% of net sales), for the years ended December 31, 1996, 1995 and 1995, respectively. In 1996 S,G&A expenses declined to 23% of net sales as a result of management's strategic actions to further reduce S,G&A expenses including the reduction of personnel and operating expenses throughout the Company; consolidation of administrative functions and consolidation of domestic warehousing and distribution.

         In 1995 S,G&A expenses increased to 25% of net sales due to lower sales volume at Andy Johns and Mackintosh. However, the 1995 S,G&A expenses actually decreased by $2,002,000 from the 1994 pro-forma S,G&A expenses, which assumed M&L was acquired as of January 1, 1994.

RESTRUCTURING CHARGES AND IMPAIRMENT OF LONG-LIVED ASSETS

         As more fully discussed in Notes 1 and 5 to the consolidated financial statements, principally during the fourth quarter of 1996, certain events occurred which led the Company to evaluate the recoverability of certain of its long-lived assets, specifically the goodwill of the Andy Johns and Varon divisions and certain manufacturing facilities. These events included certain changes in government regulations regarding cotton sleepwear, changes in key members of the management team, loss of market share and loss of key customers.

         As a result, in December 1996, the Company recognized a one-time noncash charge for impairment of goodwill of $6,532,000, with no associated tax benefit, and a fixed asset write-down of $530,000 related to a manufacturing facility.

         During 1996, the Company also recorded restructuring charges of $2,039,000, relating to termination of long-term contracts and leases and facility closing costs (approximately $880,000) and salary and separation costs (approximately $1,159,000).

         During the fourth quarter of 1996, the Consumer Product Safety Commission ("CPSC") issued 1997/1998 rules for the manufacturing for all cotton thermal and long underwear products. These rules had two effects: i) sleepwear manufacturers would now be able to produce their products in cotton, and ii) such cotton sleepwear products would now have to be "tight fitting". As a result of these regulations, the Company expects significant changes in Varon's competitive environment related to such products. The impact on Varon's market position is unknown. Varon could face: i) a decrease in market share due to increased competition from sleepwear manufacturers, and ii) a potential market shift, due to customers who previously purchased sleepwear when it was not required to be "tight fitting" now purchasing other products. Alternatively, Varon may be able to increase its market share of newly approved cotton sleepwear, due to its current expertise in manufacturing, if it can take away market share from heretofore non-cotton sleepwear product sales. These regulations could impact up to one-third of Varon's revenues.

         The apparel industry is subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. Although retail sales of outerwear strengthened in 1996, the Company believes that the severe weakness of retail sales of outerwear in 1995 continued to adversely affect its 1996 operating results. In addition, various retailers, including some of Biscayne's customers, have experienced financial difficulties during recent years which have increased the risk of extending credit to such retailers.

         Certain information included herein contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Those risks include, but are not limited to, product acceptance and availablity, changes in the level of consumer demand and/or spending, fashion trends, weather patterns, further governmental regulations, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

OTHER

         Interest and other expenses were $3,643,000, $3,805,000 and $1,673,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The 1996 decrease of $162,000 is a result of lower bank borrowings. The increases in 1995 and 1994 are due to higher interest rates and increased borrowings from higher inventory levels, 1995 losses and increased M&L acquisition debt. Other expenses were $37,000, $90,000 and $11,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 other expense relates primarily to foreign currency exchange losses. The 1995 and 1994 other expense amounts relate to losses on disposal of assets.

         Interest and other income was $246,000, $109,000, and $115,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in interest and other income in 1996 relates to the closedown of M&L's Philippine operations.

         In March 1994, the Company paid $1,500,000 for a 20% interest in Hartwell Sports, Inc. ("Hartwell"), a manufacturer of casual shirts and jackets. The investment resulted in the Company recognizing $122,000 and $5,000 of equity in the income from Hartwell in 1995 and 1994, respectively. On March 27, 1996, the Company sold its 20% interest in Hartwell for $1,750,000, which resulted in a 1996 gain of $123,000. Proceeds were used to reduce notes payable to banks.

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

INCOME TAXES

         The Company's effective tax rates during 1996 were affected by the non-deductibility of the impairment of long-lived assets (primarily goodwill) and valuation allowances related to Federal net operating loss carryforwards (see Note 11 to the consolidated financial statements).

EFFECT OF INFLATION AND SEASONALITY

         The Company believes that inflation will not significantly affect its profit margins or have a material effect on the prices of other goods and services used in its business operations. Further, in connection with recent increases in wool and cotton raw material costs and increased domestic labor costs, the Company will continue to seek additional offshore production opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $327,000 and $312,000 at December 31, 1996 and 1995, respectively. At December 31, 1996, the Company's working capital was $19,540,000, representing a current ratio of 2.45 to 1.00. This compares to working capital of $19,559,000 and a current ratio of 1.68 to 1.00 at December 31, 1995. The positive change in the 1996 current ratio was primarily a result of management's successful efforts to reduce debt through reductions in accounts receivable and inventory in 1996.

         The Consolidated Statement of Cash Flows for the year ended December 31, 1996 reflects net cash provided by operations in 1996 of $16,210,000, compared to $(13,495,000) in 1995. The improvement primarily reflects the 1996 decreases in accounts receivable, net of provision for losses and sales allowances and decreases in inventories. Net cash provided by investing activities for 1996 of $1,504,000 includes $1,750,000 from the sale of the Company's 20% interest in Hartwell Sports, Inc. Net cash used in financing activities reflected the use of cash generated per the above categories in 1996, to reduce debt.

         As presented in the Consolidated Statement of Cash Flows for the year ended December 31, 1995, the decrease in cash and cash equivalents in 1995, versus 1994, was due to the losses sustained in 1995, increases in inventories, decreases in accounts payable and accrued liabilities and capital expenditures, offset by increased borrowings under notes payable to banks.

         On March 16, 1995, the Company entered into an agreement with several banks (the "Loan Agreement") for a $56,000,000 two year committed revolving credit facility (the "Revolver") and a $7,500,000 four year term loan (the "Term Loan"). The Revolver is available for loans, letters of credit and letters of indemnity.

         On March 28, 1996, the Loan Agreement was amended to reduce the Revolver to $50,000,000; adjust the interest rate under Revolver borrowings to prime plus 1.0%, or prime plus 1.25% during agreed upon collateral overadvance periods; adjust the interest rate under the Term Loan to prime plus 2.00% or Libor plus 4.50% on outstanding borrowings; require an additional fee of $250,000, collateral monitoring costs of 0.2% of net sales, and provide for the issuance of warrants to the banks to purchase 425,000 shares of the Company's common stock for an exercise price of $1.00 per share. The warrants are exercisable at any time on or after March 31, 1998, except that the warrants will be canceled, if prior to March 31, 1998, the Company repays the Term Loan through the sale of assets or operations, or if the Term Loan is reduced to $1,250,000, or lower, through operating cashflows or the infusion of additional equity or subordinated debt.

         On March 24, 1997, the Loan Agreement was amended to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% during agreed upon collateral overadvanced periods and require additional fees of $325,000.

         The Revolver is collateralized by all of the Company's assets, excluding Mackintosh's domestic inventory and Varon's domestic raw materials and work-in-process inventories. Additionally, the Revolver contains various financial covenants, reporting requirements and limits capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.

         Capital expenditures for the year ended December 31, 1996, decreased to $257,000 from $941,000 in 1995 primarily due to 1995 purchases of machinery and equipment relating to the establishment of Varon's Honduran manufacturing facility.

         The Company expects that cash on hand, investments in short-term securities, cash from operations and borrowings under its new revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-25 of this Form 10-K, incorporated herein by reference.

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

                2.1 Agreement and Plan of Merger, dated as of November 1, 1994, by and among the Registrant and M&L Acquisition Corp. and New ML Holding, Inc., incorporated by reference to Exhibit
                     2.1 filed with the Registrant's Quarterly Report on Form 8-K, filed December 14, 1994.

                2.2 Company Shareholders Agreement, dated as of November 1, 1994, by and among the Registrant and M&L Acquisition Corp. and New M&L Holding, Inc. and certain Company shareholders, incorporated by reference to Exhibit 2.2 filed with the Registrant's Quarterly Report on Form 8-K, filed December 14, 1994.

                2.3 Escrow Agreement, dated as of November 1, 1994, by and among Gordon and Einstein, Ltd., the Registrant and M&L Acquisition Corp., New M&L Holding, Inc., Odyssey Partners, L.P., Merrill Lynch Capital Corporation, Gregg H. Feinstein, Steven M. Friedman, Kurt C. Gutfreund and Eugene
                     S. Weiner, incorporated by reference to Exhibit 2.3 filed with the Registrant's Quarterly Report on Form 8-K, filed December 14, 1994.

2.4 Registration Rights Agreement, dated as of November 30, 1994, among the Registrant, the Federal Deposit Insurance Corporation, as Receiver for Goldome FSB, Odyssey Partners, L.P., Merrill Lynch Capital Corporation, Gregg H. Feinstein, Steven M. Friedman, Kurt C. Gutfreund and Eugene S. Weiner, incorporated by reference to Exhibit 2.4 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

2.5 Note Modification Agreement, dated as of November 30, 1994, between the Registrant, M&L International, Inc., and Kurt C. Gutfreund, incorporated by reference to Exhibit 2.5 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

2.6 Note Modification Agreement, dated as of November 30, 1994, between the Registrant, M&L International, Inc. and Eugene S. Weiner, incorporated by reference to Exhibit 2.6 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

2.7 Stock Purchase Agreement, dated September 13, 1994, between New M&L Holding, Inc. and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.7 filed with the Registrant's Current Report on Form 8-K, filed December 14, 1994.

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

*10.2 First Amendment to Amended and Restated Management Agreement dated as of March 26, 1996 by and between the Registrant and Trivest, Inc., incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

 10.3 Form of Amended and Restated Indemnification Agreement entered into between the Registrant and its directors and certain of its officers, incorporated by reference to Exhibit 10.36 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

*10.4 1994 Stock Option Plan of Registrant with form of Stock Option Agreement, incorporated by reference to Exhibit 10.3 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*10.5 1987 Stock Option Plan for Biscayne Apparel, Inc., incorporated by reference to Exhibit 10.3 filed with the Registrant's Registration Statement on Form S-8 (No. 33-20871).

*10.6 Form of Stock Option Agreement entered into between the Registrant and optionees, incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-8 (No. 33-20871).

*10.7 Amended and Restated 1990 Stock Option Plan for Biscayne Apparel, Inc., incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-8 (No. 33-41139).

*10.8 Form of Stock Option Agreement entered into between the Registrant and optionees incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-8 (No. 33-41139).

*10.9 Warrant for the Purchase of Shares of Common Stock dated as of March 26, 1996 among the Registrant and Trivest, Inc., incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

*10.10 Waiver Letter, dated as of December 30, 1996 relating to Warrant No. W-2, dated as of March 26, 1996. (1)

*10.11 Salary Deferral Agreement between the Registrant and Peter Vandenberg, Jr. (1)

*10.12 Warrant for the Purchase of Shares of Common Stock, dated as of December 30, 1996 issued to Peter Vandenberg, Jr. (1)

 10.13 Domestic License Agreement by and between Bon Jour Group, Ltd. and M & L International, Inc., dated as of January 25, 1995, incorporated by reference to Exhibit 10.4 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.14 Agreement of Lease, dated July 16, 1990, between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashions Division), with term commencing February 15, 1993, incorporated by reference to Exhibit
         10.24 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.15 First Amendment, dated August 21, 1990, to the SubLease Agreement between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashions Division), incorporated by reference to Exhibit 10.25 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.16 Second Amendment, dated May 25, 1993, to the Sublease Agreement between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.17 Lease Agreement, dated May 12, 1993, between Dah Chong Hong Trading Corp. and Biscayne Apparel, Inc. (Varon Division), incorporated by reference to Exhibit 10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.18 Lease Modification Agreement, dated September 30, 1993, between Dah Chong Hong Trading Corp. and Biscayne Apparel, Inc. (Varon Division), incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.19 Indenture Agreement by and between Clark's Cove Realty, Co. and Mackintosh of New England Co., dated June 17, 1991, incorporated by reference to Exhibit 10.35 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.20 Indenture Agreement, dated December 30, 1992, between Clark's Cove Realty Co. and Mackintosh of New England Co., incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.21 Lease Agreement, dated February 18, 1993, between The Arsenal Company and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.22 Modification Agreement, dated June 23, 1993, between the Arsenal Company and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to Exhibit 10.28 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.23 Unsecured Promissory Note from Quality Prints, Inc. to E&B Acquisition, Inc., Elliot Estes and Becky Estes, in the amount of $150,000, dated November 24, 1994, incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.24 License Agreement between OshKosh B'Gosh, Inc. and M&L International, Inc., dated September 16, 1994, incorporated by reference to Exhibit
         10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*10.25 Employment Agreement between M&L International, Inc. and Kurt C. Gutfreund, dated as of November 30, 1994, incorporated by reference to
         Exhibit 10.31 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.26 Amended and Restated Credit Agreement and Guaranty dated as of March 28, 1996 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1996.

 10.27 First Amendment and Waiver to Amended and Restated Credit Agreement and Guaranty dated as of August 30, 1996 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as Agent and Milberg Factors, Inc. as Servicing Agent. (1)

10.28 Second Amendment and Waiver to Amended and Restated Credit Agreement and Guaranty dated as of February 24, 1997 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as Agent and Milberg Factors, Inc. as Servicing Agent. (1)

10.29 Sublease Agreement, dated January 1, 1996, between Richland Mills, Inc., as sublandlord and Varon (a division of Biscayne Apparel International, Inc.) as subtenant, incorporated by reference to Exhibit
         10.31 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.30 Lease Agreement, dated June 10, 1995, between Buena Vista Export Processing Zone (ZIP Buena Vista, S.A.) and Amy Industries de Honduras, S.A., de C.V., incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

11       Statement re: Computation of Per Share Earnings.(1)

21       Subsidiaries of the Registrant.(1)

23       Consent of Coopers and Lybrand L.L.P.(1)

27       Financial Data Schedule.

-------------------
(1) Filed herewith

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

(c)      Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                        BISCAYNE APPAREL, INC.

Date: March 27, 1997               By: /s/ PETER VANDENBERG, JR.
                                       ----------------------------
                                    Peter Vandenberg, Jr.
                                    Executive Vice President,
                                    Treasurer and
                                    Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 1997               By: /s/ EARL W. POWELL
                                       ---------------------------
                                   Earl W. Powell
                                   Chairman, President and Chief
                                   Executive Officer

Date: March 27, 1997               By: /s/ PETER VANDENBERG, JR.
                                       ---------------------------
                                   Peter Vandenberg, Jr.
                                   Executive Vice President,
                                   Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

Date: March 27, 1997               By: /s/ KURT C. GUTFREUND
                                       ---------------------------
                                   Kurt C. Gutfreund
                                   Vice Chairman

Date: March 27, 1997               By: /s/ HAROLD E. BERRIT
                                       ---------------------------
                                   Harold E. Berritt
                                   Director

Date: March 27, 1997               By: /s/ PHILLIP T. GEORGE, M.D.
                                       ---------------------------
                                   Director

Date: March 27, 1997               By: /s/ JOSEPH B. GILDENHORN
                                       ---------------------------
                                   Joseph B. Gildenhorn
                                   Director

Date: March 27, 1997               By: /s/ R. STEPHEN LEFLER
                                       ---------------------------
                                   R. Stephen Lefler
                                   Director

Date: March 27, 1997               By: /s/ JAMES J. PINTO
                                       ---------------------------
                                   James J. Pinto
                                   Director

                             BISCAYNE APPAREL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                  (ITEM 14 (A))


BISCAYNE APPAREL, INC.                                             PAGE
                                                                   ----

Report of Independent Accountants                                   F-2

Consolidated balance sheets at December 31, 1996                    F-3
  and 1995

Consolidated statements of operations for each of the               F-4
  three years in the period ended December 31, 1996

Consolidated statements of stockholders' equity for                 F-5
  each of the three years in the period ended
  December 31, 1996

Consolidated statements of cash flows for each of the               F-6
  three years in the period ended December 31, 1996

Notes to consolidated financial statements                          F-7 to F-21

Consolidated financial statements schedules:

         Schedule I          -  Condensed financial information     F-22 to F-25
                                of registrant

         Schedule II         -  Valuation and qualifying accounts   F-26



All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Biscayne Apparel, Inc.:

      We have audited the consolidated financial statements and the financial statement schedules of Biscayne Apparel, Inc., and subsidiaries as of December 31, 1996 and 1995, and for the years in the period ended December 31, 1996 listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biscayne Apparel, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                     Coopers & Lybrand L.L.P.


Parsippany, New Jersey
March 7, 1997, except for Note 7, for which the date is March 24, 1997.

                             BISCAYNE APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                   ASSETS                                    1996       1995
                                                           --------    -------


Current assets:
  Cash and cash equivalents ............................   $    327    $   312
  Trade accounts receivable, less allowances
   of $2,018 in 1996 and $1,967 in 1995 ................     14,374     18,271
  Inventories ..........................................     14,554     25,890
  Federal income tax receivable ........................      1,455      1,969
  Prepaid expenses and other ...........................      2,261      1,972
                                                           --------    -------
     Total current assets ..............................     32,971     48,414

Property, plant and equipment, net .....................      2,864      3,652
Investment in Hartwell Sports, Inc. ....................         --      1,627
Goodwill, net ..........................................         --      6,532
Other assets, net ......................................        275      1,517
                                                           --------    -------
                                                           $ 36,110    $61,742
                                                           ========    =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................   $  4,024    $ 3,841
  Accrued liabilities ..................................      6,184      5,914
  Notes payable to banks ...............................      1,473     17,850
  Current portion of long-term debt ....................      1,750      1,250
                                                           --------    -------
     Total current liabilities .........................     13,431     28,855

Subordinated notes .....................................      6,444      6,444
Long-term debt .........................................      4,500      6,250
Other liabilities ......................................        557        358

Commitments and contingencies ..........................         --         --

Stockholders' Equity:
  Common stock .........................................        107        107
  Additional paid-in capital ...........................     26,311     26,309
  Unearned stock award .................................        (68)      (135)
  Accumulated deficit ..................................    (15,172)    (6,446)
                                                           --------    -------
    Total stockholders' equity .........................     11,178     19,835
                                                           --------    -------
                                                           $ 36,110    $61,742
                                                           ========    =======

                             See accompanying notes.


                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      1996           1995           1994
                                                   -----------    -----------    -----------
Net sales ......................................   $   105,425    $   100,294    $    72,350
Operating costs and expenses:
 Cost of goods sold ............................        78,112         80,121         51,697
 Selling, general and administrative ...........        24,394         25,434         15,693
 Restructuring charges .........................         2,039           --             --
 Impairment of long-lived assets ...............         7,062           --             --
                                                   -----------    -----------    -----------
                                                       111,607        105,555         67,390
                                                   -----------    -----------    -----------
Operating income (loss) ........................        (6,182)        (5,261)         4,960

Other income and (expenses):
 Interest and other expenses ...................        (3,643)        (3,805)        (1,673)
 Interest and other income .....................           246            109            115
 Gain on sale and equity in net income of
  investee......................................           123            122              5
                                                   -----------    -----------    -----------
Earnings (loss) before provision (benefit)
 for income taxes ..............................        (9,456)        (8,835)         3,407
Provision (benefit) for income taxes ...........          (732)        (2,708)         1,359
                                                   -----------    -----------    -----------
Net earnings (loss) ............................   $    (8,724)   $    (6,127)   $     2,048
                                                   ===========    ===========    ===========
Net earnings (loss) per common share ...........   $     (0.81)   $     (0.57)   $      0.21
                                                   ===========    ===========    ===========
Shares used in computing earnings (loss) per
 common share ..................................    10,741,748     10,733,551      9,651,637
                                                   ===========    ===========    ===========

                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                    RETAINED
                                                                     ADDITIONAL                     EARNINGS
                                                          COMMON       PAID-IN       UNEARNED    (ACCUMULATED
                                                          STOCK        CAPITAL     STOCK AWARD      DEFICIT)        TOTAL
                                                          ------     ----------    -----------     ---------       -------
Balance at December 31, 1993 .......................       $  81       $19,838       $ (270)       $    (89)       $19,560

Issuance of 400,440 shares of common stock
 due to stock dividend .............................           4         1,198         --            (1,202)          --
Issuance of 1,666,997 shares of restricted common
 stock due to acquisition of M&L International, Inc.          17         4,150         --              --            4,167
Exercise of employee stock options .................        --              39         --              --               39
Amortization of unearned stock award ...............        --            --             67            --               67
Net earnings .......................................        --            --           --             2,048          2,048
                                                           -----       -------       ------        --------        -------
Balance at December 31, 1994 .......................         102        25,225         (203)            757         25,881

Issuance of 505,862 shares of common stock due to
 stock dividend ....................................           5         1,071         --            (1,076)          --
Exercise of employee stock options .................        --              13         --              --               13
Amortization of unearned stock award ...............        --            --             68            --               68
Net loss ...........................................        --            --           --            (6,127)        (6,127)
                                                           -----       -------       ------        --------        -------
Balance at December 31, 1995 .......................         107        26,309         (135)         (6,446)        19,835

Issuance of 507 shares of common stock due to
 stock dividend ....................................        --               2         --                (2)          --
Amortization of unearned stock award ...............        --            --             67            --               67
Net loss ...........................................        --            --           --            (8,724)        (8,724)
                                                           -----       -------       ------        --------        -------
Balance at December 31, 1996 .......................       $ 107       $26,311       $  (68)       $(15,172)       $11,178
                                                           =====       =======       ======        ========        =======

                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                       1996        1995        1994
                                                     --------    --------    --------
OPERATING ACTIVITIES:

 Net earnings (loss) .............................   $ (8,724)   $ (6,127)   $  2,048
 Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating
  activities:
   Noncash stock compensation expense ............         67          68          67
   (Gain) loss on sale of assets .................        (11)         91          (2)
   Gain on sale and equity in net income of
    investee .....................................       (123)       (122)         (5)
   Depreciation expense ..........................        544         584         409
   Amortization expense ..........................         95         (35)        230
   Provision for losses and sales allowances
    on receivables................................       5158       4,584       3,558
   Impairment of long-lived assets ...............       7062          --          --

(Increase) decrease in operating assets:
   Trade accounts receivable .....................       (951)     (1,846)     (1,151)
   Inventories ...................................     11,588      (3,737)     (4,901)
   Prepaid expenses and other ....................       (360)       (410)       (613)
   Federal income tax receivable .................        514      (1,969)         --
   Other assets ..................................       1516        (499)        583

Increase (decrease) in operating liabilities:
   Accounts payable ..............................         60      (2,398)      1,994
   Accrued liabilities ...........................       (511)     (1,178)     (1,476)
   Other liabilities .............................        286        (501)        269
                                                     --------    --------    --------
     Net cash provided by (used in) operating
      activities .................................     16,210     (13,495)      1,010
                                                     --------    --------    --------
INVESTING ACTIVITIES:

 Proceeds from net sale of assets ................         11           9          15
 Capital expenditures ............................       (257)       (941)     (1,090)
 Purchase of subsidiary, net of cash acquired ....         --          --       1,858
 Proceeds on sale of, and (investment) in,
  Hartwell Sports, Inc. ..........................      1,750          --      (1,500)
                                                     --------    --------    --------
    Net cash provided by (used in) investing
     activities ..................................      1,504        (932)       (717)
                                                     --------    --------    --------
FINANCING ACTIVITIES:

 Payments under notes payable to banks ...........    (87,402)    (72,155)    (66,845)
 Borrowings under notes payable to banks .........     71,025      81,505      69,160
 Proceeds from term loan .........................         --       7,500          --
 Repayment of subordinated notes .................         --      (6,276)         --
 Principal payments of long-term debt and
  capital leases .................................     (1,322)        (26)        (37)
 Proceeds from exercise of employee stock options.         --          13          39
                                                     --------    --------    --------
     Net cash (used in) provided by financing
      activities .................................    (17,699)     10,561       2,317
                                                     --------    --------    --------
Net increase (decrease) in cash and cash
 equivalents .....................................         15      (3,866)      2,610
Cash and cash equivalents at beginning of year ...        312       4,178       1,568
                                                     --------    --------    --------
Cash and cash equivalents at end of year .........   $    327    $    312    $  4,178
                                                     ========    ========    ========

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated financial statements of Biscayne Apparel, Inc. (the "Company" or "BAI") include the accounts of the parent company, Biscayne Apparel, Inc., and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L"), which was acquired in 1994 (see Note 2), and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri and GES ceased operations due to operating losses caused by labor increases and production inefficiencies. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co., Mackintosh (U.K.) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. All material intercompany balances and transactions have been eliminated. Certain amounts in the 1995 and 1994 financial statements and related notes have been reclassified to conform with the 1996 presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to sales allowances, inventory reserves and recoverability of assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of these investments approximate fair market value due to their short-term maturities.

INVENTORIES

      Inventories are stated at the lower of cost, (first-in, first-out) (FIFO) or market, for all subsidiaries except M&L, whose inventory is stated at lower of cost, (last-in, first-out) (LIFO), or market.

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

      The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121), which requires an impairment loss be recognized if an event or change in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value less the estimated selling costs (see Note 5).

GOODWILL

      Goodwill and negative goodwill have been amortized on a straight-line basis over forty years from the date of each acquisition. The Company has historically used various criteria to evaluate the amortization period of goodwill, including the following: established market position (with stable customer relationships); experienced management team; history of profitable operations and positive cash flows at or above industry levels, with prospective growth opportunities; and longevity of entity and industry.

      Accumulated amortization of negative goodwill, which relates to the acquisition of M&L (see Note 2), was $20,000 for the year ending December 31, 1996 and is included in Other assets, net.

      The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. Such facts and circumstances resulted in the write off of $6,532,000 of goodwill relating to the Company's Andy Johns and Varon divisions, for the year ended December 31, 1996 (see Note 5).

      Accumulated amortization of goodwill was approximately $1,812,000, net of $12,000 of accumulated amortization of negative goodwill at December 31, 1995.

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

REVENUE RECOGNITION

      The Company records revenues at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances based upon actual and historical levels of returns.

INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which requires the liability method for computing deferred income taxes. Deferred income taxes are recognized for the effect of temporary differences between the financial and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not, that some portion of the deferred tax assets may not be realized.

EARNINGS PER COMMON SHARE

      Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common stock equivalents include incremental shares from the exercise of stock options and warrants under the treasury stock method. For the years ended December 31, 1996, 1995 and 1994, fully diluted earnings per common share approximate primary earnings per common share. All prior period earnings per common share amounts have been restated due to the Company's stock dividends in 1995 and 1994 (see Note 9).

      Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS No. 128") was issued in February 1997 and is effective for fiscal years ending after December 15, 1997. FAS No. 128 establishes the standards for computing basic earnings per share (excluding dilution) and diluted earnings per share (reflecting the dilutive effect if securities or other contracts to issue common stock were exercised or converted) and applies to entities with publicly held common stock.

      This standard simplifies the computation of earnings per share as required under Accounting Principles Board Opinion No. 15, Earnings Per Share and makes them comparable to international earnings per share standards. FAS No. 128 requires the restatement of all prior period earnings per share data presented including interim periods. The Company is currently evaluating the impact of this standard on previously reported earnings per share.

CONCENTRATION OF CREDIT RISK

      The Company performs ongoing credit evaluations of its customers' financial condition. At December 31, 1996, the Company had no significant concentrations of credit risk due to a large, geographically dispersed customer base. Generally, the Company does not require collateral against its trade accounts receivable. For the year ended December 31, 1996, three customers represented approximately 34% of total sales. The individual customers represented 14%, 10% and 10% of total sales, respectively. For the year ended December 31, 1995, one customer accounted for approximately 11% of total sales. For the year ended December 31, 1994, two major customers represented approximately 19% and 15% of total sales, respectively.

2.  ACQUISITIONS/DISPOSITIONS

      On March 4, 1994, the Company paid $1,500,000 for a 20% interest in Hartwell Sports, Inc. ("Hartwell"), a manufacturer of casual shirts and jackets. On March 27, 1996, the Company sold its 20% interest in Hartwell for $1,750,000. Proceeds from the sale were used to reduce notes payable to banks.

      On November 30, 1994, the Company acquired M&L International, Inc. ("M&L"), a Chicago-based designer, manufacturer and marketer of infants', toddlers' and children's outerwear, sportswear and swimwear, with showrooms in Chicago, New York, Atlanta and Los Angeles and manufacturing and sourcing operations in the Philippines, Hong Kong, Bangladesh and Sri Lanka ("the Acquisition").

      The Company paid $1,723,500 in cash, retired $2,064,000 of M&L's existing debt, assumed $1,500,000 (paid on March 16, 1995) of Junior Subordinated Sub Notes, issued $776,500 (paid on March 16, 1995) of Bridge Notes and issued 1,666,997 shares of its common stock in connection with the Acquisition. The Acquisition has been accounted for under the purchase method of accounting. Therefore, M&L's operating results are included with the Company's from November 30, 1994.

      The following table summarizes the cash payment relating to the acquisition of M&L (in thousands):

      Fair value of assets acquired                         $ 20,755
      Less:  liabilities assumed                              (9,636)
      Less:  cash acquired                                    (2,173)
                                                             --------
      Total purchase price less cash acquired                  8,946
      Less:  debt issued                                      (6,637)
      Less:  common stock issued                              (4,167)
                                                            ---------
      Purchase of M&L, net of cash acquired                 $ (1,858)
                                                            =========

      The excess of net assets acquired over the purchase price, as adjusted, amounted to $739,000 of negative goodwill, which is being amortized over forty years from the date of acquisition (see Note 1).

      The following pro forma consolidated financial data reflects the results of the Company and M&L as if the Acquisition had occurred on January 1, 1994 (in thousands):

                                               PRO FORMA DATA
                                              FOR THE YEAR ENDED
(UNAUDITED)                                    DECEMBER 31, 1994
                                              ------------------

Net sales                                        $   119,506
                                                  ==========
Income before cumulative
 effect of change in accounting
 for income taxes                                $     3,617
                                                  ==========
Net income                                       $     3,617
                                                  ==========
Earnings per share                               $      0.32
                                                  ==========
Shares used in computing pro
 forma earnings per share                         11,172,486

3.  INVENTORIES

      Inventories at December 31, 1996 and 1995 are comprised of the following:

      (IN THOUSANDS)                             1996        1995
                                               -------     -------

      Raw materials                            $ 3,684     $ 5,037
      Work-in-process                              785       1,075
      Finished goods                            10,085      19,778
                                               -------     -------
                                               $14,554     $25,890
                                               =======     =======

      Included in inventory at December 31, 1996 and 1995 respectively, is $5,739,000 and $10,524,000 relating to M&L's inventory, which is valued under the LIFO method. M&L's inventory at December 31, 1996 would have been $220,000 higher had the inventory been valued under FIFO. There was no LIFO reserve for 1995.

4.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 1996 and 1995 is as follows:

      (IN THOUSANDS)                            1996        1995
                                              -------     -------

      Land                                    $    17     $    17
      Buildings and building
       improvements                               972       2,015
      Machinery and equipment                   3,787       3,537
                                              -------     -------
                                                4,776       5,569

      Less accumulated depreciation
       and amortization                       $(1,912)    $(1,917)
                                              ========    =======
                                              $ 2,864     $ 3,652
                                              ========    =======

5.    WRITEDOWN OF GOODWILL, IMPAIRMENT OF LONG-LIVED ASSETS AND
      RESTRUCTURING CHARGES

      Principally, during the fourth quarter of 1996, certain events occurred which led the company to evaluate the recoverability of goodwill of its Andy Johns and Varon Divisions. Since the goodwill under evaluation is related to the specific enterprises and not to any of their long-term assets, the evaluation was done pursuant to Accounting Principles Board Opinion No. 17, "Intangible Assets". These events included certain changes in government regulations regarding cotton sleepwear, changes in key members of the management team, loss of market share and loss of a key customer. As a result, in December 1996, the Company recognized a one-time non-cash charge for impairment of goodwill of $6,532,000, with no associated tax benefit.

      Principally, during the fourth quarter of 1996, the Company evaluated the recoverability of a manufacturing facility and, as a result of such analysis, the Company recorded a fixed asset writedown of $530,000.

5.    WRITEDOWN OF GOODWILL, IMPAIRMENT OF LONG-LIVED ASSETS AND
      RESTRUCTURING CHARGES (CONT'D)

      During 1996, the Company also recorded restructuring charges of $2,039,000, relating to termination of long-term contracts and leases and facility closing costs (approximately $880,000) and salary and separation costs (approximately $1,159,000). As of December 31, 1996, $951,000 of the Company's restructuring charges were paid.

6.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, 1996 and 1995:

      (IN THOUSANDS)                            1996        1995
                                               ------      ------

      Wages, commissions and bonus             $3,071      $2,247
      Other                                     3,113       3,667
                                               ------      ------
                                               $6,184      $5,914
                                               ======      ======

7.  DEBT

      On March 16, 1995, the Company entered into an agreement (the "Loan Agreement") with several banks for a $56,000,000 two year committed revolving credit facility (the "Revolver Agreement") and a $7,500,000 four year term loan (the "Term Loan"). The Revolver Agreement is available for loans, letters of credit and letters of indemnity.

      The Company had notes payable to banks under the Revolver Agreement at December 31, 1996 and 1995 of $1,473,000 and $17,850,000, respectively.
Additionally, at December 31, 1996 and 1995, the Company had letters of credit outstanding of $10,650,000 and $4,958,000, respectively.

      At December 31, 1996, the Company had $9,398,000 of available credit under the Revolver Agreement. At December 31, 1995, the Company was at its available credit limits. The interest rate was prime (8.25%) plus 1.0% at December 31, 1996 and prime (8.5%) plus 1.25% at December 31, 1995 on the Revolver Agreement.

      The weighted average interest rate on outstanding short-term borrowings and the term loan at December 31, 1996 and 1995, was 9.91% and 9.26%, respectively.

      Principal payments of the Term Loan are payable on March 31 in each of the following years:

                        1997                    $1,750,000
                        1998                    $2,000,000
                        1999                    $2,500,000
                                                ----------
                        Total                   $6,250,000
                                                ==========

      On March 28, 1996, the Loan Agreement was amended to reduce the Revolver Agreement facility to $50,000,000; adjust the interest rate under Revolver Agreement borrowings to prime plus 1.0%; or prime plus 1.25% during agreed upon collateral overadvance periods; adjust the interest rate under the Term Loan, to prime plus 2.00%, or, at the Company's election, LIBOR plus 4.50% on outstanding borrowings; require an additional fee of $250,000, collateral monitoring costs of 0.2% of net sales, and provide for the issuance of warrants to the banks to purchase 425,000 shares of the Company's common stock for an exercise price of $1.00 per share. The warrants are exercisable at any time on or after March 31, 1998, except that the warrants will be canceled if, prior to March 31, 1998, the Company repays the Term Loan through the sale of assets or operations, or if the Term Loan is reduced to $1,250,000, or lower, through operations or infusion of additional equity or subordinated debt.

      On March 24, 1997, the Loan Agreement was amended to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% during agreed upon collateral overadvance periods, require additional fees of $325,000 and waive violations of certain covenants during 1996.

      The Revolver Agreement is collateralized by all of the Company's assets, excluding Mackintosh's domestic inventory and Varon's domestic raw materials and work-in-process inventories. Additionally, the Revolver Agreement contains various financial covenants, reporting requirements and limits on capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.

      Interest expense paid on notes payable to banks and subordinated notes (see Note 9) was approximately $3,688,000, $3,715,000, and $1,665,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.  COMMITMENTS AND CONTINGENCIES

      The Company leases warehouses, office space and transportation equipment under operating leases expiring at various times. Most of the operating leases contain renewal options. Rent free periods granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related lease terms. Total rent expense for all operating leases was $2,279,000 in 1996, $2,385,000 in 1995, and $860,000 in 1994.

      Future minimum operating lease payments at December 31, 1996 are as follows (in thousands):

                      1997                $2,237
                      1998                 1,774
                      1999                 1,638
                      2000                 1,522
                      2001                 1,412
                      Thereafter           1,283
                                          ------
                                          $9,866
                                          ======

      At December 31, 1996, the present value of future minimum capital lease payments was $310,000, which is included in other liabilities on the balance sheets. In 1995, the Company, through a financing lease, obtained computer equipment at a cost of $363,000, which for financial reporting purposes, has been accounted for as a capital lease.

      The Company licenses the rights to use certain brand names on its products, for which it is contingently obligated to pay minimum royalty and advertising fees through 1998 in the amount of approximately $1,400,000.

9.  SUBORDINATED DEBT

      At December 31, 1996, the Company had outstanding $6,444,000 of 13% Subordinated notes (the "Subordinated Notes") due December 15, 1999 with interest payable biannually on June 15 and December 15. The Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company may redeem all or part of the Subordinated Notes at any time at a price equal to the principal amount plus accrued interest.

      The fair value of the Company's Subordinated Notes is estimated to be 55% to 60% ($3,544,000 to $3,866,000) of face amount at December 31, 1996, based on nominal trading activity during the year.

10.  STOCKHOLDERS' EQUITY

      The Company is authorized to issue 25,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 1996 and 1995, the Company had 10,741,748 and 10,741,253 shares of common stock, issued and outstanding, respectively. No shares of preferred stock have been issued.

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

      In March 1996, in connection with the Company's Revolver Agreement and Term Loan, warrants were issued to purchase 425,000 shares of the Company's common stock (see Note 7). Additionally, in 1996, the Company issued warrants to purchase a total of 240,000 shares of Common Stock at an exercise price of $0.75 per share, as follows: 200,000 shares to Trivest, as part of the amendment to the Company's management agreement (see Note 13) and 40,000 shares to two executives of the Company. These warrants are fully exercisable effective January 1, 1997 and expire December 31, 2001. The value of the above warrants is not material to the consolidated financial statements.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. The application of FAS 123 would not result in a significant difference from reported net income and earnings per share. There is no related compensation expense for 1996.

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

      The following table summarizes the activity of the Company's stock option plans:


                                         1996            1995          1994
                                      ----------      ----------    -------

Balance outstanding at
  beginning of year                   1,225,637       1,248,403     1,086,703
Granted                                  45,000           5,250       193,200
Canceled                                (68,027)        (16,991)            -
Exercised                                     -         (11,025)      (31,500)
                                      ----------      ----------    ----------

Balance outstanding at
  December 31                         1,202,610       1,225,637     1,248,403
                                     ===========     ===========   ===========

Price range per share                $0.75-$2.44     $0.79-$2.44   $0.79-$2.44
                                     ===========     ===========   ===========

Exercisable at December 31              928,367         751,465       541,217
                                     ===========     ===========   ==========

Available for grant at
  December 31                           110,428          87,401        75,647
                                     ===========     ===========   ==========

Weighted-average fair value
  of options granted during
  the year                                $0.75
                                     ===========

   The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:


                        OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
           WEIGHTED-   ----------------------     -----------------------
            AVERAGE                 WEIGHTED-                   WEIGHTED-
RANGE OF   REMAINING                 AVERAGE                     AVERAGE
EXERCISE  CONTRACTUAL               EXERCISE                    EXERCISE
 PRICE       LIFE      AT 12/31/96   PRICE         AT 12/31/96    PRICE
--------  -----------  -----------  --------       -----------  --------
$0.75          9 yrs        45,000    $0.75            45,000     $0.75
$0.7936        5 yrs       102,536  $0.7936           102,536   $0.7936
$1.2471    1/2-4 yrs       426,779  $1.2471           426,779   $1.2471
$1.9274        7 yrs       471,322  $1.9274           282,793   $1.9274
$2.2619        8 yrs         5,250  $2.2619             2,100   $2.2619
$2.2675        7 yrs         2,756  $2.2675             1,653   $2.2675
$2.3810        8 yrs        96,705  $2.3810            39,060   $2.3810
$2.4376        8 yrs        52,262  $2.4376            28,446   $2.4376
                         ---------                    -------
                         1,202,610                    928,367
                         =========                    =======

11.  INCOME TAXES

   The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 1996 are as follows:

(IN THOUSANDS)                             1996         1995         1994
                                         -------      -------       ------

Current                                  $(1,577)     $(2,039)      $1,333
Deferred                                     845         (669)          26
                                         -------      -------       ------
                                         $  (732)     $(2,708)      $1,359
                                         -------      -------       ------

     The total Federal and state provision (benefit) for income taxes is as follows:

(IN THOUSANDS)                             1996       1995         1994
                                          ------    --------      ------

Federal                                   $(498)    $(2,712)      $1,082
State                                      (234)          4          277
                                          -----     -------       ------
                                          $(732)    $(2,708)      $1,359
                                          =====     =======       ======

      A reconciliation of the statutory provision and the effective provision for income taxes is as follows:

(IN THOUSANDS)                              1996        1995        1994
                                          --------    --------     ------

Income tax at statutory rate              $(3,215)    $(3,004)     $1,158
State income taxes, net of
 federal benefit                                7         200         185
Impairment of goodwill                      2,173           -           -
Tax exempt interest income                      -          (3)         (1)
Amortization of goodwill                       45          70          72
Refund of prior year's income
 taxes and related adjustments               (473)        (37)        (17)
Other, net                                   (157)         66         (38)
                                           -------    -------      ------
                                           (1,620)     (2,708)      1,359
Valuation allowance                           888           -           -
                                           -------    --------     ------
                                          $  (732)    $(2,708)    $ 1,359
                                          =======     =======     =======

  The components of the net deferred tax (assets) and liabilities recorded on the balance sheets at December 31, 1996 and 1995 are as follows:

(IN THOUSANDS)                                    1996              1995
                                                  ----              ----

Deferred Tax Liabilities:
 LIFO inventory adjustments                   $ 1,167           $ 1,245
 Depreciation                                       -               111
 Equity in investee                                 -                41
                                              -------           -------
                                                1,167             1,397
Deferred Tax (Assets):
 Federal net operating loss
  carryovers                                  $(1,855)          $     -
 State net operating loss
  carryover                                      (900)             (829)
 State jobs credit carryover                     (237)             (208)
 Accounts receivable and sales
  allowances                                     (870)           (2,164)
 Capitalized trademarks                          (590)             (598)
 Capitalized inventory                           (310)             (498)
 Deferred compensation                           (260)              (33)
 Employee benefit reserves                       (121)             (109)
 Operating leases                                (100)              (99)
 Depreciation                                     (16)                -
 Other                                            (71)              (30)
                                              -------           -------
                                               (5,330)           (4,568)
Valuation allowance on deferred
 tax assets                                     2,922             1,032
                                              -------           -------
                                               (2,408)           (3,536)
                                              -------           -------

Total                                         ($1,241)          $(2,139)
                                              =======           =======


      The Company has recorded a valuation allowance of $2,922,000 and $1,032,000 in 1996 and 1995, respectively, to reflect the estimated amount of deferred federal and state tax assets, which arose due to net operating loss and tax credit carryforwards. This increase is due to continued operating losses in 1996.

The majority of these carryforwards expire in the year 2011. This valuation allowance reflects management's estimate of the total amount of deferred tax assets which may not be realized depending on future operating results of the Company. Remaining deferred tax assets considered realizable would be reduced in the near term if future taxable income is not achieved.

      Income taxes paid during 1996, 1995 and 1994 were $82,000, $215,000 and $2,022,000, respectively.

12.  EMPLOYEE BENEFIT PLANS

      The Company maintains employee profit sharing plans covering all domestic employees. No contribution was made for the years ended December 31, 1996 and 1995. The Company made a contribution of $150,000 to the plan for the year ended December 31, 1994.

13.  RELATED PARTY TRANSACTIONS

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

      Pursuant to the second amendment, the term of the agreement was extended four years (expiring December 31, 1997) and Trivest received a restricted stock award consisting of 225,000 shares of the Company's $.01 par value common stock. The stock award restrictions lapse in five equal annual installments commencing January 1, 1994, subject to acceleration of vesting in certain circumstances, including a change of control of the Company. The Company recognized $338,000 of deferred management fee expense, relating to the stock award, based upon the fair market value at date of grant. The $338,000 is being amortized over the five year vesting period and accordingly, the Company recognized approximately $67,000, $68,000 and $67,000 of management fee expense for the years ended December 31, 1996, 1995 and 1994, respectively.

      Effective December 1, 1994, the management agreement was amended and restated due to the acquisition of M&L (see Note 2). This amendment increased the yearly fee to $350,000 (subject to inflation adjustments). Effective January 1, 1996, the management agreement was amended to reduce the yearly fee to $180,000 (subject to inflation adjustments). Additionally, the agreement provided for the issuance of a warrant to purchase 200,000 shares of the Company's stock.

      The Company expensed approximately $180,000, $366,000 and $265,000 for services rendered under the management agreement during the years ended December 31, 1996, 1995 and 1994, respectively.

      Certain officers of the Company have a minority interest in the equity securities of a vendor. The vendor supplies warehousing and distribution facilities to Andy Johns and Mackintosh. This vendor relationship, which was under contract until 1999, was terminated as of December 31, 1996 for a negotiated payment of $525,000, which has been included as part of restructuring expenses (see Note 5.) During the years ended December 31, 1996, 1995 and 1994, actual warehousing and shipping expenses to this vendor totaled approximately $884,000, $633,000 and $938,000, respectively.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited consolidated quarterly financial data for fiscal years 1996 and 1995 is as follows (in thousands, except Per Share amounts):

                              FIRST      SECOND       THIRD      FOURTH
                             QUARTER     QUARTER     QUARTER     QUARTER
                              1996        1996        1996        1996
                            --------    --------     -------    -------

Net sales                   $16,236     $12,893      $46,301    $29,995
                            ========    ========     =======    =======

Gross profit                $ 3,966     $ 2,557      $12,517    $ 8,273
                            ========    ========     =======    =======

Net earnings (loss)         $(1,413)    $(2,181)     $ 2,830    $(7,960)
                            ========    ========     =======    ========

Net earnings (loss)
 per common share           $ (0.13)    $ (0.20)     $  0.26    $ (0.74)
                            ========    ========     =======    ========



                              FIRST      SECOND       THIRD     FOURTH
                             QUARTER     QUARTER     QUARTER    QUARTER
                              1995        1995        1995      1995(1)
                            --------    --------     -------    -------

Net sales                   $15,389     $14,517      $40,898    $29,490
                            ========    ========     =======    =======

Gross profit                $ 3,865     $ 3,323      $10,607    $ 2,378
                            ========    ========     =======    =======

Net earnings (loss)         $(1,588)    $(1,787)     $ 1,355    $(4,107)
                            ========    ========     =======    ========

Net earnings (loss)
 per common share           $ (0.15)    $ (0.17)     $  0.12    $ (0.38)
                            ========    ========     =======    ========


(1) Each quarter is calculated independently and as such does not total year-end 1995 earnings (loss) per share of $(0.57).

      The 1996 fourth quarter includes the effects of restructuring expenses, impairment of long-lived assets and valuation allowances on Federal tax net operating loss carryforwards totaling $9,100,000, net of taxes, or $0.85 per share. These charges primarily resulted from the evaluation of recoverability of such assets, particularly considering certain events, which princippally occurred in the fourth quarter, including; changes in key members of management; government regulations regarding cotton sleepwear, loss of market share and loss of a key customer.

      The 1995 fourth quarter includes the adverse results on the outerwear industry of high levels of carryover inventory, at both the retail and manufacturer's level, from 1994 to 1995, due to the effects of the 1994-1995 warm Winter season. This caused retailers to delay and reduce ordering Fall 1995 merchandise, including the Company's largest 1994 customer, who refrained from ordering any

Fall 1995 outerwear. The weather in early Fall 1995 was also unseasonably warm, which further mitigated the demand for outerwear. These factors caused the Company to sustain significant losses due to the sale of inventory during the 1995 third and fourth quarters at low margins and markdowns of remaining Fall 1995 and 1994 inventory. During the 1995 fourth quarter, the Company expensed inventory markdowns of $4,374,000, compared to $179,000 during the 1994 fourth quarter.

                                                                      SCHEDULE I

                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


ASSETS                                                      1996        1995
                                                           -------     -------

Current assets:
  Cash and cash equivalents ...........................    $    29     $    29
  Accounts receivable .................................         25          28
  Intercompany accounts receivable ....................      4,191       2,455
  Federal income tax receivable .......................      1,455       1,969
  Prepaid expenses and other ..........................         31          31
                                                           -------     -------
                Total current assets ..................      5,731       4,512

 Investments in subsidiaries ..........................     12,346      20,519
 Intercompany subordinated notes receivable ...........         --          --
 Property, plant and equipment, net ...................         18          23
 Investment in Hartwell Sports, Inc. ..................         --       1,627
 Other assets, net ....................................         69          27
                                                           -------     -------
                                                           $18,164     $26,708
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable ....................................    $    49     $    --
  Accrued liabilities .................................        455         381
                                                           -------     -------
                Total current liabilities .............        504         381

 Subordinated notes ...................................      6,444       6,444
 Other liabilities ....................................         38          48

 Stockholders' Equity:
  Common stock ........................................        107         107
  Additional paid-in capital ..........................     26,311      26,309
  Unearned stock award ................................        (68)       (135)
  Accumulated deficit .................................    (15,172)     (6,446)
                                                           -------     -------

                Total stockholders' equity ............     11,178      19,835
                                                           -------     -------

                                                           $18,164     $26,708
                                                           =======     =======

                                                                      SCHEDULE I
                                                                          CONT'D

                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                  1996       1995       1994
                                                 -------    -------    ------

Expenses:
    General and administrative expenses ......   $    67    $    35    $  (72)
    Management fee to Trivest, Inc. ..........       180        366       265
                                                 -------    -------    ------
  Operating expenses .........................      (247)      (401)     (193)


  Other income and (expenses):
    Interest and other expenses ..............      (838)      (954)     (889)
    Intercompany interest income .............       519        551       365
    Interest and other income ................        37         40        75
    Equity in and gain on sale of investee ...       123        122         5
    Equity in earnings (loss) of subsidiaries,
     net of applicable income taxes ..........    (8,673)    (5,826)    2,271
    Management fee from subsidiaries .........       180        366       265
                                                 -------    -------    ------
  Earnings (loss) before provision (benefit)
    for income taxes .........................    (8,899)    (6,102)    1,899

  Provision (benefit) for income taxes .......      (175)        25      (149)
                                                 -------    -------    ------
  Net earnings (loss) ........................   $(8,724)   $(6,127)   $2,048
                                                 =======    =======    ======

                                                                      SCHEDULE I

                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                1996       1995       1994
                                                               -------    -------    -------
OPERATING ACTIVITIES:

 Net earnings (loss) .......................................   $(8,724)   $(6,127)   $ 2,048
 Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
   Noncash stock compensation expense ......................        67         68         67
   Equity in earnings (loss) of subsidiaries ...............     8,673      5,826     (2,271)
   Gain on sale and equity in net income of investee .......      (123)      (122)        (5)
   Depreciation expense ....................................         6          5          4

(Increase) decrease in operating assets:
   Trade accounts receivable ...............................         3         36        (39)
   Prepaid expenses and other ..............................        --         54         10
   Federal income tax receivable ...........................       514     (1,969)        --
   Other assets ............................................       (42)        49         22

Increase (decrease) in operating liabilities:
   Accounts payable ........................................        49        (45)         9
   Accrued liabilities .....................................        74       (536)      (508)
   Other liabilities .......................................       (10)        (6)        (9)
                                                               -------    -------    -------
   Net cash provided by (used in) operating activities .....       487     (2,767)      (672)


INVESTING ACTIVITIES:

 Capital expenditures ......................................        (1)        (6)       (10)
 Purchase of subsidiary, net of cash acquired ..............        --         --       (315)
 Proceeds on sale and (investment) in Hartwell Sports, Inc.      1,750         --     (1,500)
                                                               -------    -------    -------
   Net cash provided by (used in) investing activities .....     1,749         (6)    (1,825)

FINANCING ACTIVITIES:

 Repayments (advances) of intercompany loans ...............    (2,236)     6,761      2,462
 Payment on subordinated notes .............................        --     (4,776)        --
 Proceeds from exercise of employee stock options ..........        --         13         39
                                                               -------    -------    -------
     Net cash (used in) provided by financing activities ...    (2,236)     1,998      2,501

                                                               -------    -------    -------
Net increase (decrease) in cash and cash equivalents .......         0       (775)         4
Cash and cash equivalents at beginning of year .............        29        804        800
                                                               -------    -------    -------
Cash and cash equivalents at end of year ...................   $    29    $    29    $   804
                                                               =======    =======    =======

                          (Continued on following page)

                                                                      SCHEDULE I
                                                                         CONT'D

                             BISCAYNE APPAREL, INC.
                               PARENT COMPANY ONLY
                        STATEMENTS OF CASH FLOWS (CONT'D)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                    1996     1995     1994
                                                    -----    -----   -------
Supplemental disclosure:
  Interest paid                                     $ 838    $ 957   $   838
  Income taxes paid                                 $   1    $  10   $ 1,603


Supplemental schedule of noncash financing
 activities:
   Net changes in investments in subsidiaries       $ 500    $   -   $   139

Acquisition of subsidiary:
  Fair value of assets acquired                                      $20,755
  Liabilities assumed                                                 (9,636)
                                                                     -------
  Total purchase price                                                11,119
  Less:  debt issued                                                  (6,637)
  Less:  common stock issued                                          (4,167)
                                                                     -------
  Net cash paid for acquisition of subsidiary(1)                     $   315
                                                                     =======

(1) Exclusive of cash acquired of $2,173,000 which is included in the Statement of Cash Flows for M&L International, Inc.

                                                                     SCHEDULE II

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)



               COLUMN A                                       COLUMN B               COLUMN C              COLUMN D     COLUMN E
              -----------                                    ----------     -------------------------     ----------    --------
                                                                            ADDITIONS
                                                             BALANCE AT     CHARGED TO     CHARGED TO                   BALANCE
                                                             BEGINNING      COSTS AND        OTHER                       AT END
              DESCRIPTION                                     OF YEAR        EXPENSES        ACCOUNTS     DEDUCTIONS    OF YEAR
              -----------                                    ----------     ----------     ----------     ----------    --------
Year ended December 31, 1996:
  Allowance for doubtful accounts                              $  227         $  223          $ 44         $  325       $  169
  Allowance for sales discounts                                   162            522            -             588           96
  Reserve for sales allowance                                     404            671            -             775          300
  Reserve for advertising allowance                                99            222            -             198          123
  Reserve for freight and warehouse discounts                      72            396            -             363          105
  Reserve for returns                                           1,003          3,875            -           3,653        1,225


Year ended December 31, 1995:
  Allowance for doubtful accounts                              $  422         $  400          $(71)        $  524       $  227
  Allowance for sales discounts                                   156            561            -             555          162
  Reserve for sales allowance                                     334            371            -             301          404
  Reserve for advertising allowance                                97            203            -             201           99
  Reserve for freight and warehouse discounts                      15            258            -             201           72
  Reserve for returns                                             730          2,866            -           2,593        1,003


Year ended December 31, 1994:
  Allowance for doubtful accounts                              $  344         $  763          $ -          $  685       $  422
  Allowance for sales discounts                                   288            686            -             818          156
  Reserve for sales allowance                                     226          1,157            -           1,049          334
  Reserve for advertising allowance                                57            313            -             273           97
  Reserve for freight and warehouse discounts                      18            157            -             160           15
  Reserve for returns                                             491          1,359            -           1,120          730

-------------------
(1) For the year ended December 31, 1994, additions per Column C include amounts from M&L International, Inc.'s date of acquisition, November 30, 1994.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------

10.10 Waiver Letter, dated as of December 30, 1996 relating to Warrant No. W-2, dated as of March 26, 1996.

10.11     Salary Deferral Agreement between the Registrant and Peter Vandenberg,
          Jr.

10.12 Warrant for the Purchase of Shares of Common Stock, dated as of December 30, 1996 issued to Peter Vandenberg, Jr.

10.27 First Amendment and Waiver to Amended and Restated Credit Agreement and Guaranty dated as of August 30, 1996 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as Agent and Milberg Factors, Inc. as Servicing Agent.

10.28 Second Amendment and Waiver to Amended and Restated Credit Agreement and Guaranty dated as of February 24, 1997 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as Agent and Milberg Factors, Inc. as Servicing Agent.

11        Statement re: Computation of Per Share Earnings.

21        Subsidiaries of the Registrant.

23        Consent of Coopers and Lybrand L.L.P.

27        Financial Data Schedule.