Form 10-Q
period 1997-03-31
BISCAYNE APPAREL INC /FL/
filed 1997-05-13
CIK 88706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 1997
                      --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-9635
                       ------

                             BISCAYNE APPAREL, INC.
             (Exact name of registrant as specified in its charter)


           Florida                                                65-0200397
           -------                                                ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                  1373 Broad Street, Clifton, New Jersey 07013
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 473-3240
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At March 31, 1997, there were 10,741,819 outstanding shares of the registrant's Common Stock, $0.01 par value.




================================================================================

                             BISCAYNE APPAREL, INC.


                                      INDEX
                                      -----

                                                                                            PAGE NO.
                                                                                            --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996...................                       2

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 1997 and 1996.............                       3

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996.............                       4

                  Notes to Consolidated Financial Statements.............                       5

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........                       6


PART II.          OTHER INFORMATION

                  Item 1 - Legal Proceedings.............................                       10

                  Item 6 - Exhibits and Reports on Form 8-K..............                       10

                  Signatures.............................................                       11



                             BISCAYNE APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                   MARCH 31,    DECEMBER 31,
                                                                     1997          1996
                                                                   ---------    ------------
                                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ................................      $    613       $    327
  Trade accounts receivable, less allowances
   of $1,639 in 1997 and $2,018 in 1996 ....................         9,318         14,374
  Inventories ..............................................        15,474         14,554
  Federal income tax receivable ............................         2,095          1,455
  Prepaid expenses and other ...............................         2,121          2,261
                                                                  --------       --------
     Total current assets ..................................        29,621         32,971

Property, plant and equipment, less
  accumulated depreciation of $2,048 in 1997
  and $1,912 in 1996 .......................................         2,844          2,864
Other assets, net ..........................................           642            275
                                                                  --------       --------
                                                                  $ 33,107       $ 36,110
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................      $  4,558       $  4,024
  Accrued liabilities ......................................         4,514          6,184
  Notes payable to banks ...................................         2,357          1,473
  Current portion of long-term debt ........................         2,000          1,750
                                                                  --------       --------
     Total current liabilities .............................        13,429         13,431


Subordinated notes .........................................         6,444          6,444
Long-term debt .............................................         2,500          4,500
Other liabilities ..........................................           477            557

Commitments and contingencies ..............................          --             --

Stockholders' Equity:
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; 10,741,819 issued and outstanding
   in 1997 and 10,741,748 in 1996 ..........................           107            107
Additional paid-in capital .................................        26,483         26,311
Unearned stock award .......................................           (51)           (68)
Accumulated deficit ........................................       (16,282)       (15,172)
                                                                  --------       --------
     Total stockholders' equity ............................        10,257         11,178
                                                                  --------       --------
                                                                  $ 33,107       $ 36,110
                                                                  ========       ========

                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars, except per share data)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                  -------------------------------
                                                                        1997              1996
                                                                        ----              ----
Net sales ..................................................      $     14,849       $     16,236

Operating costs and expenses:
  Cost of goods sold .......................................            11,037             12,270
  Selling, general and administrative ......................             4,947              5,718
  Restructuring charges ....................................              --                   89
                                                                  ------------       ------------
Operating loss .............................................            (1,135)            (1,841)

Other income and (expenses):
 Interest and other expenses ...............................              (555)              (837)
 Interest and other income .................................                13                151
 Gain on sale and equity in net income of investee .........              --                  123
                                                                  ------------       ------------
Loss before income tax benefit .............................            (1,677)            (2,404)

Income tax benefit .........................................              (567)              (991)
                                                                  ------------       ------------
Net loss ...................................................      $     (1,110)      $     (1,413)
                                                                  ============       ============
Net loss per common share ..................................      $      (0.10)      $      (0.13)
                                                                  ============       ============
Shares used in computing net loss per common share .........        10,741,819         10,741,407
                                                                  ============       ============


                              See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ------------------
                                                                          1997           1996
                                                                          ----           ----
Operating activities:
 Net loss .......................................................      $ (1,110)      $ (1,413)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Gain on sale of assets .......................................          --              (11)
   Gain on sale of equity investee ..............................          --             (123)
   Amortization of unearned stock award compensation ............            17             17
   Amortization of warrants costs ...............................            33           --
   Depreciation expense .........................................           144            158
   Amortization expense .........................................            78             69
   Provision for losses and sales allowances on receivables .....           635          1,268

 (Increase) decrease in operating assets:
  Trade accounts receivable .....................................         4,421          5,867
  Inventories ...................................................          (920)         1,064
  Prepaid expenses and other ....................................           140           (101)
  Federal income tax receivable .................................          (640)          (967)
  Other assets ..................................................          (306)          (133)

 Increase (decrease) in operating liabilities:
  Accounts payable ..............................................           534            (51)
  Accrued liabilities ...........................................        (1,670)        (1,226)
  Other liabilities .............................................           (58)          --
                                                                       --------       --------
    Net cash provided by operating activities ...................         1,298          4,418

Investing activities:
 Proceeds from net sale of assets ...............................          --               11
 Capital expenditures ...........................................          (124)          (145)
 Proceeds on sale of Hartwell Sports, Inc. ......................          --            1,750
                                                                       --------       --------
   Net cash (used in) provided by investing activities ..........          (124)         1,616

Financing activities:
 Payments under notes payable to banks ..........................        (5,306)       (13,100)
 Borrowings under notes payable to banks ........................         6,190          8,200
 Principal payments under term loan .............................        (1,750)        (1,250)
 Principal payments of long-term debt and capital leases ........           (22)           (20)
                                                                       --------       --------
   Net cash used in financing activities ........................          (888)        (6,170)

Net increase (decrease) in cash and cash equivalents ............           286           (136)
Cash and cash equivalents at beginning of year ..................           327            312
                                                                       --------       --------
Cash and cash equivalents at end of period ......................      $    613       $    176
                                                                       ========       ========
Supplemental disclosure information:

 Interest expense paid ..........................................      $    366       $    763
 Income taxes paid ..............................................      $   --         $     59


                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes with respect thereto, contained in the Biscayne Apparel, Inc., ("Company") 1996 Annual Report on Form 10-K.

         The consolidated financial statements of the Company include the accounts of the parent company, and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII"), and M&L International, Inc. ("M&L"), which was acquired in November 1994, and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri, and GES ceased operations due to operating losses caused by labor increases and production inefficiencies. BAII operates through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co., Mackintosh (U.K.) Limited, and Amy Industries De Honduras, S.A. de C.V., which was organized during 1995. All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the 1997 presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to sales allowances, inventory reserves, and recoverability of assets. Actual results could differ from those estimates.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial statements.

3. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

4. Effective for the year ending December 31, 1997 and thereafter, earnings per share will be computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS No. 128"). Earlier adoption for interim periods during 1997 is prohibited. However, pro-forma application of FAS. No. 128 would not result in a difference to earnings per share as currently computed under APB No. 15.

         FAS No. 128 establishes the standards for computing basic earnings per share (excluding dilution) and diluted earnings per share (reflecting the dilutive effect if securities or other contracts to issue common stock were exercised or converted), and applies to entities with publicly held common stock.

         This standard simplifies the computation of earnings per share as required under Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them comparable to international earnings per share standards.

5. Included in accounts payable at March 31, 1997 and March 31, 1996 are the Company's obligations under outstanding letters of credit of $1,474,000 and $1,015,000, respectively.

6. On March 24, 1997 Biscayne amended its Loan Agreement to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% during agreed upon collateral overadvance periods; require additional fees of $325,000; and waive violations of certain covenants during the 1996 period.

7. During 1996, the Company issued various warrants to its banks, Trivest, Inc., an affiliate of the Company, and certain officers of the Company. These warrants were valued at approximately $294,000 and have been reflected in the Company's financial statements. The amortization of these costs are included in current year selling, general and administrative expense and interest expense.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 VERSUS QUARTER ENDED MARCH 31, 1996:

Net sales for the first quarter of 1997 decreased to $14,849,000 from the first quarter 1996 sales of $16,236,000. The 9% decrease was due to lower sales at Andy Johns, VARON, and M&L, offset by increased sales at Mackintosh. First quarter sales typically approximate 15% of total year sales, due to the Company's seasonal business.

Consolidated sales backlog at May 2, 1997 was $72,259,000, compared to $63,107,000 at May 3, 1996. The increase of 15% is largely due to increased sales backlog from M&L.

Cost of goods sold, as a percentage of net sales, was 74% versus 76% for the quarters ended March 31, 1997 and 1996, respectively. The decrease is attributable to Andy Johns, Mackintosh, and M&L realizing lower costs of production, offset by higher Varon costs of production.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales decreased to 33% in 1997 from 36% in 1996. This decline resulted from management's continuing efforts to reduce costs.

During the fourth quarter of 1996, the Consumer Product Safety Commission ("CPSC") issued 1997/1998 rules for the manufacturing of all cotton thermal and long underwear products. These rules have had two effects: i) sleepwear manufacturers are now able to produce their products in cotton, and ii) such cotton sleepwear products now have to be "tight fitting". As a result of these regulations, the Company expects significant changes in Varon's competitive environment related to such products. The impact on Varon's market position is unknown. Varon could face the following: i) a decrease in market share due to increased competition from sleepwear manufacturers, and ii) a potential market shift, from customers who previously purchased sleepwear when it was not required to be "tight fitting", now purchasing other products. Alternatively, Varon may be able to increase its market share of newly-approved cotton sleepwear, due to its current expertise in manufacturing, if it can take away market share from heretofore non-cotton sleepwear product sales. These regulations could impact up to one-third of Varon's revenues.

The apparel industry is subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business.

Certain information included herein contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Those risks include, but are not limited to, product acceptance and availability, changes in the level of consumer demand and/or spending, fashion trends, weather patterns, further governmental regulations, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

OTHER

Interest and other expenses for the quarter ended March 31, 1996 decreased from $837,000 to $555,000 for the comparable quarter of 1997. The decrease is primarily due to decreased borrowings incurred during 1997.

Interest and other income decreased to $13,000 during the first quarter of 1997, compared to $151,000 in 1996. The decline is primarily due to onetime licensee revenues earned by M&L in the first quarter of 1996.

On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc. for $1,750,000. Proceeds were used to reduce notes payable to banks. The sale resulted in a gain during 1996 of $123,000.

INCOME TAXES

For the quarter ended March 31 1996, the income tax benefit was greater than the benefit which would be derived upon application of the Federal statutory rate, primarily because of state income tax benefits, and nondeductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $613,000 and $327,000 at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997, the Company's working capital was $16,192,000, representing a current ratio of 2.21 to 1. This compares to working capital of $19,540,000 and a current ratio of 2.45 to 1 at December 31, 1996. These changes are due to seasonal reductions of current assets, offset by seasonal first quarter losses and increased bank debt.

As presented in the Consolidated Statements of Cash Flows for the three months ended March 31, 1997, the decrease of accounts receivable of $4,421,000, the increase in inventories of $920,000, and decrease in accrued liabilities of $1,670,000 are due to the seasonality of the Company's operations. On March 31, 1997 the Company repaid $1,750,000 of its long-term debt.

Capital expenditures for the three months ended March 31, 1996 decreased from $145,000 to $124,000 in 1997. The decrease is attributable to Varon and Andy Johns, offset by a slight increase at M&L.

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

Sales of women's and children's outerwear are seasonal. Historically, Andy Johns, Mackintosh, M&L, and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results which might be expected during a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from consumer reactions to weather patterns, which have had a material effect on the Company's sales and profitability in the past.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company is, from time to time, involved in routine litigation. None of such litigation in which the Company is presently involved is material to its financial position or results of operations.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits:

                           10 Second Amended and Restated Credit Agreement and Guaranty dated as of March 24, 1997 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            BISCAYNE APPAREL, INC.


Date:  May 13, 1997                         By: /s/ Earl W. Powell
                                               --------------------------------
                                               Earl W. Powell
                                               Chairman of the Board, President
                                                 and Chief Executive Officer



Date:  May 13, 1997                         By: /s/ Peter Vandenberg, Jr.
                                               --------------------------------
                                               Peter Vandenberg, Jr.
                                               Executive Vice President,
                                                 Treasurer and
                                                 Chief Financial Officer