Form 10-Q
period 1997-06-30
BISCAYNE APPAREL INC /FL/
filed 1997-08-12
CIK 88706

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       JUNE 30, 1997
                      ---------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-9635
                       ------

                             BISCAYNE APPAREL, INC.
             (Exact name of registrant as specified in its charter)


           FLORIDA                                            65-0200397
---------------------------------                         -------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                1373 BROAD STREET, CLIFTON, NEW JERSEY       07013
             --------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

                                 (201) 473-3240
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At July 31, 1997, there were 10,766,777 outstanding shares of the registrant's Common Stock, $0.01 par value.






================================================================================

                             BISCAYNE APPAREL, INC.


                                      INDEX


                                                                    PAGE NO.
                                                                    --------
PART I.    FINANCIAL INFORMATION

           Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996....................       2

           Consolidated Statements of Operations
           Six Months Ended June 30, 1997 and 1996................       3

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1997 and 1996................       4

           Notes to Consolidated Financial Statements.............       5

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........       7


PART II.   OTHER INFORMATION

           Item 1 - Legal Proceedings..............................     11

           Item 4 - Submission of Matters to Vote of Security
           Holders.................................................     11

           Item 6 - Exhibits and Reports on Form 8-K...............     12

           Signatures..............................................     13




                             BISCAYNE APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    JUNE 30,      DECEMBER 31,
                                                                      1997           1996
                                                                    --------      ------------
                                                                  (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                                       $    313       $    327
    Trade accounts receivable, less allowances
     of $1,575 in 1997 and $2,018 in 1996                             11,630         14,374
    Inventories                                                       28,030         14,554
    Federal income tax receivable                                      3,007          1,455
    Prepaid expenses and other                                         2,156          2,261
                                                                    --------       --------

              Total current assets                                    45,136         32,971

Property, plant and equipment, less
    accumulated depreciation of $2,188 in 1997
    and $1,912 in 1996                                                 2,752          2,864
Other assets, net                                                        440            275
                                                                    --------       --------
                                                                    $ 48,328       $ 36,110
                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $  8,666       $  4,024
    Accrued liabilities                                                4,136          6,184
    Notes payable to banks                                            15,294          1,473
    Current portion of long-term debt                                  2,000          1,750
                                                                    --------       --------

              Total current liabilities                               30,096         13,431

Subordinated notes                                                     6,444          6,444
Long-term debt                                                         2,500          4,500
Other liabilities                                                        401            557

Commitments and contingencies                                             --             --

Stockholders' Equity:
    Common stock, $0.01 par value; 25,000,000 shares
     authorized; 10,766,499 issued and outstanding
     in 1997 and 10,741,748 in 1996                                      107            107
Additional paid-in capital                                            26,558         26,311
Unearned stock award                                                     (34)           (68)
Accumulated deficit                                                  (17,744)       (15,172)
                                                                    --------       --------

    Total stockholders' equity                                         8,887         11,178
                                                                    --------       --------
                                                                    $ 48,328       $ 36,110
                                                                    ========       ========



                             See accompanying notes

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                 -------------------------------       -------------------------------
                                                      1997              1996               1997               1996
                                                 ------------       ------------       ------------       ------------
Net Sales                                        $     12,845       $     12,893       $     27,694       $     29,129

Operating Costs and Expenses:
   Cost of Goods Sold                                   9,824             10,336             20,861             22,606
   Selling, General and Administrative                  4,791              4,924              9,738             10,642
   Restructuring Charges                                   --                213                 --                302
                                                 ------------       ------------       ------------       ------------

Operating Loss                                         (1,770)            (2,580)            (2,905)            (4,421)

Other Income and (Expenses):
   Interest and Other Expenses                           (707)              (794)            (1,262)            (1,631)
   Interest and Other Income                                8                 12                 21                163
   Gain on Sale and Equity in Net
    Income of Investee                                     --                 --                 --                123
                                                 ------------       ------------       ------------       ------------

Loss Before Income Tax Benefit                         (2,469)            (3,362)            (4,146)            (5,766)

Income Tax Benefit                                     (1,011)            (1,181)            (1,578)            (2,172)
                                                 ------------       ------------       ------------       ------------

Net Loss                                         $     (1,458)      $     (2,181)      $     (2,568)      $     (3,594)
                                                 ============       ============       ============       ============

Net Loss per Common Share                        $      (0.14)      $      (0.20)      $      (0.24)      $      (0.33)
                                                 ============       ============       ============       ============

Shares Used in Computing Net Loss
 Per Common Share                                  10,762,895         10,741,521         10,753,037         10,741,521
                                                 ============       ============       ============       ============



                             See Accompanying Notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         -----------------------
                                                                           1997           1996
                                                                         --------       --------
Operating Activities
 Net loss                                                                $ (2,568)      $ (3,594)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      (Gain) loss on sale of assets                                             3            (11)
      Gain on sale of equity investee                                          --           (123)
      Amortization of unearned stock award compensation                        34             34
      Amortization of warrant costs                                           104             --
      Depreciation expense                                                    288            279
      Amortization expense                                                     73            133
      Provision for losses and sales allowances on receivables              1,312          1,937

(Increase) decrease in operating assets:
 Trade accounts receivable                                                  1,432          6,215
 Inventories                                                              (13,476)        (5,314)
 Prepaid expenses and other                                                   105           (352)
 Federal income tax receivable                                             (1,552)          (287)
 Other assets                                                                (116)            13

Increase (decrease) in operating liabilities:
 Accounts payable                                                           4,642          3,744
 Accrued liabilities                                                       (2,048)        (1,339)
 Other liabilities                                                           (115)            --
                                                                         --------       --------

      Net cash provided by (used in) operating activities                 (11,882)         1,335

Investing activities:
 Net sale of assets                                                            --             11
 Capital expenditures                                                        (179)          (176)
 Proceeds on sale of equity investee                                           --          1,750
                                                                         --------       --------

      Net cash provided by (used in) investing activities                    (179)         1,585

Financing activities:
 Payments under notes payable to banks                                     (9,258)       (19,520)
 Borrowings under notes payable to banks                                   23,079         17,693
 Principal payments under term loan                                        (1,750)        (1,250)
 Principal payments of long-term debt and capital leases                      (42)           (41)
 Proceeds from exercise of employee stock options                              18             --
                                                                         --------       --------

      Net cash (used in) provided by financing activities                  12,047         (3,118)

Net decrease in cash and cash equivalents                                     (14)          (198)
Cash and cash equivalents at beginning of year                                327            312
                                                                         --------       --------

Cash and cash equivalents at end of period                               $    313       $    114
                                                                         ========       ========

Supplemental disclosure information:

 Interest expense paid                                                   $  1,142       $  1,611
 Income taxes paid                                                       $     --       $     60



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

3. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

4. Effective for the year ending December 31, 1997 and thereafter, earnings per share will be computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS No. 128"). Earlier adoption for interim periods during 1997 is prohibited.

         FAS No. 128 establishes the standards for computing basic earnings per share (excluding dilution) and diluted earnings per share (reflecting the dilutive effect if securities or other contracts to issue common stock were exercised or converted), and applies to entities with publicly held common stock. This standard simplifies the computation of earnings per share as required under Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them comparable to international earnings per share standards. The application of FAS. No. 128 would not result in a difference to earnings per share as currently computed under APB No. 15.

5. Inventories at June 30, 1997 and December 31, 1996 are comprised of the following:

                                         JUNE 30, 1997      DECEMBER 31, 1996
                                         -------------      -----------------

               Raw materials             $ 7,336,000           $ 3,684,000
               Work-in-process             4,608,000               785,000
               Finished goods             16,086,000            10,085,000
                                         -----------           -----------
                                         $28,030,000           $14,554,000
                                         ===========           ===========

6. Included in accounts payable at June 30, 1997 and June 30, 1996 are the Company's obligations under outstanding letters of credit of $3,761,000 and $3,294,000 respectively.

7. On March 24, 1997 Biscayne amended its Loan Agreement to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% for approved collateral overadvances; require additional fees of $325,000; and waive violations of certain covenants during the 1996 period.

8. During 1996, the Company issued various warrants to its banks, Trivest, Inc., an affiliate of the Company, and certain officers of the Company. These warrants were valued at approximately $294,000 and have been reflected in the Company's financial statements. The amortization of these costs are included in current year selling, general and administrative expense and interest expense.

9. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" were issued, effective for the fiscal year ending December 31, 1998. Earlier adoption for interim periods is not required and the Company is currently evaluating the financial statement impact.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 1997 VERSUS QUARTER ENDED JUNE 30, 1996:

Net sales for the second quarter of 1997 were $12,845,000, which approximated the second quarter 1996 sales of $12,893,000. Increased sales at M&L and Mackintosh were offset by small decreases in the Andy Johns and Varon divisions. Second quarter sales typically approximate 10-15% of total year sales, due to the Company's seasonal business.

Cost of goods sold, as a percentage of net sales was 76% versus 80% for the quarters ended June 30, 1997 and 1996, respectively. The decrease is attributable to Andy Johns and M&L realizing lower costs of production, offset by higher costs of production at Varon.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales decreased to 37% in 1997 from 38% in 1996. This decrease is a result of management's continued efforts to reduce costs. Additionally, the Company incurred $213,000 of restructuring charges in the 1996 second quarter, with none in the comparable 1997 period.

OTHER
-----

Interest and other expenses for the quarter ended June 30, 1997 decreased 11% to $707,000 from $794,000 for the comparable quarter of 1996. The decrease is primarily due to lower borrowings during 1997.

Interest and other income declined slightly during the second quarter of 1997 by $4,000.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996
--------------------------------------------------------------------

Net sales for the six months ended June 30, 1997 decreased to $27,694,000 from $29,129,000 for 1996. This 5% decrease is mainly attributable to the Andy Johns and Varon divisions.

Consolidated backlog at June 30, 1997 increased to $64,900,000 from $62,700,000 at June 30, 1996. The increase of 3.5% is largely due to increased sales backlog at M&L.

Cost of goods sold as a percentage of net sales decreased to 75% for the first half of 1997, from 78% for the first half of 1996. This decline is a result of Andy Johns and M&L realizing lower production costs, offset by higher Varon production costs.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales decreased to 35% for the period ended June 30, 1997 versus 37% for the period ending June 30, 1996. Declines were realized in the Andy Johns and Varon divisions due to continued efforts by management to contain costs, offset by higher costs incurred at M&L to manage the increased sales backlog, which was necessitated for the higher anticipated sales in the second half of 1997. Additionally, the Company incurred $302,000 of restructuring charges in the first six months of 1996, with none in the comparable 1997 period.

During the fourth quarter of 1996, the Consumer Product Safety Commission ("CPSC") issued 1998 rules for the manufacturing of all cotton thermal and long underwear products. These rules would have had two effects: i) sleepwear manufacturers would now be able to produce their products in cotton, and ii) such cotton sleepwear products would now have to be "tight fitting". As a result of these regulations, the Company expects there may be significant changes in Varon's competitive environment related to such products. In the 1997 second quarter, the CPSC announced that the March 1998 implementation date for the above changes would be extended to June 1998. However, the specter of such implementation has caused delays in 1997 orders of, and/or reductions of orders for, some of Varon's cotton thermal and long underwear products.

The impact on Varon's market position once implementation occurs is unknown. Varon could face the following: i) a decrease in market share due to increased competition from sleepwear manufacturers, and ii) a potential market shift, from customers who previously purchased sleepwear when it was not required to be "tight fitting", now purchasing other products. Alternatively, Varon may gain market share of newly-approved cotton sleepwear, due to its current expertise in manufacturing, if it can take away market share from heretofore non-cotton sleepwear product sales. These regulations could impact up to one-third of Varon's revenues.

OshKosh B'Gosh, Inc. ("OshKosh") notified M&L during the second quarter of 1997 that it will not renew its outerwear license with M&L after May 31, 1998. As part of a strategy adopted over the last several years, OshKosh will sell its outerwear directly to retailers. For the six months ended June 30, 1997 and 1996, M&L's sales of OshKosh outerwear were $2,163,000 and $3,889,000, respectively. For the years ended December 31, 1996 and 1995, M&L's sales of OshKosh outerwear were $17,063,000 and $13,678,000, respectively. M&L's strategy is to ultimately replace and exceed the OshKosh brand sales of outerwear with several well-known brand name children's outerwear and activewear licenses.

M&L recently announced the signing of a licensing agreement with the Starter Corporation to manufacture girls' activewear, swimwear, and outerwear in sized 4-6X and 7-16. Initial shipments of Starter girls' activewear and outerwear are targeted for delivery in Fall 1998.

Additionally, M&L announced the signing of a letter of intent with Healthtex, a division of VF Corporation, to manufacture a new collection of children's outerwear under the Healthtex brand name in sizes newborn through 16 for girls and newborn through 7X for boys. Initial shipments are targeted for delivery in Fall 1998.

OTHER
-----

Interest and other expenses for the six months ended June 30, 1997 decreased to $1,262,000 versus $1,631,000 for the six months ended June 30, 1996. The decline is primarily due to decreased bank borrowings during 1997.

Interest and other income decreased to $21,000 for the first half of 1997 from $163,000 for the first half of 1996, primarily due to one-time license revenues earned by M&L in the first quarter of 1996.

On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc. for $1,750,000. Proceeds were used to reduce notes payable to banks. The sale resulted in a gain during 1996 of $123,000.

INCOME TAXES
------------

For the quarters and six months ended June 30, 1997 and 1996, the income tax benefit was greater than the benefit which would be derived upon application of the Federal statutory rate, primarily because of state income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents were $313,000 and $327,000 at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997, the Company's working capital was $15,040,000, representing a current ratio of 1.50 to 1.00. This compares to working capital of $19,540,000 and a current ratio of 2.45 to 1.00 at December 31, 1996. These changes are due to seasonal increases in current assets, particularly inventory, and increased bank debt offset by seasonal first half losses.

As presented in the Consolidated Statements of Cash Flows for the six months ended June 30, 1997, the decrease of accounts receivable of $1,432,000, the increase in inventories of $13,476,000, accounts payable of $4,642,000 and the decrease in accrued liabilities of $2,048,000 are due to the seasonality of the Company's operations. On March 31, 1997 the Company repaid $1,750,000 of its long-term debt.

Capital expenditures for the six months ended June 30, 1997 remained relatively constant at $179,000 versus $176,000 in 1996.

The Company expects that cash on hand, cash from operations, and borrowings under its revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

EFFECT OF INFLATION AND SEASONALITY
-----------------------------------

The Company believes that inflation will not significantly effect its profit margins, or have a material effect on the prices of other goods and services used in its business operations. However, increases in wool, cotton and labor costs over the last several years have required the Company to increase offshore production.

The apparel industry is subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business.

Sales of women's and children's outerwear and long underwear are seasonal. Historically, Andy Johns, Mackintosh, M&L, and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results which might be expected during a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from consumer reactions to weather patterns, which have had a material effect on the Company's sales and profitability in the past.

Certain information included herein contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward- looking statements. Those risks include, but are not limited to, product acceptance and availability, changes in the level of consumer demand and/or spending, fashion trends, weather patterns, further governmental regulations, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
-------           -----------------

                  The Company is, from time to time, involved in routine litigation. None such litigation in which the Company is presently involved is material to its financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-------           -------------------------------------------------

                  a) The Registrant held its Annual Meeting of Shareholders on June 4, 1997.

                  b)       Not required.

                  c) The matters voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matters are as follows:


                  1.       ELECTION OF DIRECTORS
                           ---------------------

                                                                               BROKER
                         NAME                          FOR        WITHHELD   NON-VOTES
                         ----                          ---        --------   ---------
                  Harold E. Berritt                 8,024,217      446,120      -0-
                  Phillip T. George, M.D            8,027,882      442,455      -0-
                  Joseph B. Gildenhorn              8,027,856      442,481      -0-
                  Kurt C. Gutfreund                 8,027,882      442,455      -0-
                  R. Stephen Lefler                 8,027,875      442,462      -0-
                  James J. Pinto                    8,027,856      442,481      -0-
                  Earl W. Powell                    8,027,882      442,490      -0-
                  Peter Vandenberg, Jr              8,027,882      442,455      -0-



                  2.       ADOPTION OF THE COMPANY'S 1997 STOCK OPTION PLAN
                           ------------------------------------------------

                                                                           BROKER
                     FOR                 AGAINST         ABSTENTIONS      NON-VOTES
                     ---                 -------         -----------      ---------
                  5,340,073              594,407            32,892        2,502,965


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

                  a)       Exhibits:

                           10 First Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of May 22, 1997 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            BISCAYNE APPAREL, INC.


Date:  August 12, 1997                      By: /s/ Earl W. Powell
                                               --------------------------
                                               Earl W. Powell
                                               Chairman of the Board, President
                                                 and Chief Executive Officer



Date:  August 12, 1997                      By: /s/ Peter Vandenberg, Jr.
                                               --------------------------
                                               Peter Vandenberg, Jr.
                                               Executive Vice President,
                                                 Treasurer and
                                                 Chief Financial Officer