Form 10-Q
period 1997-09-30
BISCAYNE APPAREL INC /FL/
filed 1997-11-14
CIK 88706

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended               SEPTEMBER 30, 1997
                      --------------------------------------------------------


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


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

                                 (973) 473-3240
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         At October 31, 1997, there were 10,770,213 outstanding shares of the registrant's Common Stock, $0.01 par value.



================================================================================

                             BISCAYNE APPAREL, INC.

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996.......................................................    2

         Consolidated Statements of Operations
         Nine Months Ended September 30, 1997 and 1996..................................................    3

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996..................................................    4

         Notes to Consolidated Financial Statements.....................................................  5-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................................. 7-11

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings.....................................................................   12

         Item 6 - Exhibits and Reports on Form 8-K......................................................   12

         Signatures.....................................................................................   13




                             BISCAYNE APPAREL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------       -------------------------------
                                                     1997                1996              1997                1996
                                                 ------------       ------------       ------------       ------------
Net sales                                        $     41,798       $     46,054       $     69,492       $     75,183

Operating costs and expenses:
   Cost of goods sold                                  30,116             33,753             50,977             56,359
   Selling, general and administrative                  6,662              6,869             16,400             17,511
   Restructuring charges                                   --                 45                 --                347
                                                 ------------       ------------       ------------       ------------
Operating income                                        5,020              5,387              2,115                966

Other income and (expenses):
   Interest and other expenses                         (1,075)            (1,046)            (2,337)            (2,677)
   Interest and other income                               93                293                114                456
   Gain on sale and equity in net
    income of investee                                     --                 --                 --                123
                                                 ------------       ------------       ------------       ------------
Income (loss) before provision
 (benefit) for income taxes                             4,038              4,634               (108)            (1,132)

Provision (benefit) for
 income taxes                                           1,534              1,804                (44)              (368)
                                                 ------------       ------------       ------------       ------------
Net income (loss)                                $      2,504       $      2,830       $        (64)      $       (764)
                                                 ============       ============       ============       ============
Net income (loss) per common share               $       0.23       $       0.26       $      (0.01)      $      (0.07)
                                                 ============       ============       ============       ============
Shares used in computing net
 income (loss) per common share                    10,793,639         10,743,535         10,761,288         10,741,540
                                                 ============       ============       ============       ============



                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1997                 1996
                                                                   -------------        ------------
                                                                    (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                                        $    442             $    327
    Trade accounts receivable, less allowances
     of $2,619 in 1997 and $2,018 in 1996                              31,013               14,374
    Inventories                                                        22,098               14,554
    Federal income tax receivable                                          --                1,455
    Prepaid expenses and other                                          2,454                2,261
                                                                     --------             --------

              Total current assets                                     56,007               32,971

Property, plant and equipment, less
    accumulated depreciation of $2,333 in 1997
    and $1,912 in 1996                                                  2,648                2,864
Other assets, net                                                         266                  275
                                                                     --------             --------
                                                                     $ 58,921             $ 36,110
                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  6,371             $  4,024
    Accrued liabilities                                                 5,986                6,184
    Notes payable to banks                                             24,054                1,473
    Current portion of long-term debt                                   2,000                1,750
                                                                     --------             --------

              Total current liabilities                                38,411               13,431

Subordinated notes                                                      6,444                6,444
Long-term debt                                                          2,500                4,500
Other liabilities                                                         124                  557

Commitments and contingencies                                              --                   --

Stockholders' Equity:
    Common stock, $0.01 par value; 25,000,000 shares
     authorized; 10,770,213 issued and outstanding
     in 1997 and 10,741,748 in 1996                                       107                  107
Additional paid-in capital                                             26,602               26,311
Unearned stock award                                                      (17)                 (68)
Accumulated deficit                                                   (15,250)             (15,172)
                                                                     --------             --------

    Total stockholders' equity                                         11,442               11,178
                                                                     --------             --------
                                                                     $ 58,921             $ 36,110
                                                                     ========             ========



                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               -----------------------------
                                                                                 1997                 1996
                                                                               --------             --------
Operating activities:
 Net loss                                                                      $    (64)            $   (764)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
      Gain on sale of assets                                                          3                  (11)
      Gain on sale of equity investee                                                --                 (123)
      Amortization of unearned stock award compensation                              51                   51
      Amortization of debt issuance costs                                           155                   --
      Depreciation expense                                                          433                  447
      Amortization expense                                                            3                  228
      Provision for losses and sales allowances on receivables                    3,198                4,343

(Increase) decrease in operating assets:
 Trade accounts receivable                                                      (19,837)             (20,915)
 Inventories                                                                     (7,544)               3,368
 Prepaid expenses and other                                                        (193)                (319)
 Federal income tax receivable                                                    1,455                  824
 Other assets                                                                       110                  971

Increase (decrease) in operating liabilities:
 Accounts payable                                                                 2,347                2,457
 Accrued liabilities                                                               (195)                 310
 Other liabilities                                                                 (372)                  --
                                                                               --------             --------

      Net cash used in operating activities                                     (20,450)              (9,133)

Investing activities:
 Net sale of assets                                                                  --                   11
 Capital expenditures                                                              (220)                (227)
 Proceeds on sale of equity investee                                                 --                1,750
                                                                               --------             --------

      Net cash (used in) provided by investing activities                          (220)               1,534

Financing activities:
 Payments under notes payable to banks                                          (16,127)             (45,211)
 Borrowings under notes payable to banks                                         38,708               54,637
 Proceeds from term loan                                                             --                   --
 Principal payments under term loan                                              (1,750)              (1,250)
 Principal payments of capital leases                                               (64)                 (64)
 Proceeds from exercise of employee stock options                                    18                   --
                                                                               --------             --------

      Net cash provided by financing activities                                  20,785                8,112

Net increase in cash and cash equivalents                                           115                  513
Cash and cash equivalents at beginning of year                                      327                  312
                                                                               --------             --------

Cash and cash equivalents at end of year                                       $    442             $    825
                                                                               ========             ========

Supplemental disclosure information:

 Interest expense paid                                                         $  1,883             $  2,363
 Income taxes paid                                                             $      1             $     61




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

3. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

4. Effective for the year ending December 31, 1997 and thereafter, earnings per share will be computed in accordance with Statement of Financial Accounting Standards No. 128" "Earnings Per Share" ("FAS No. 128"). Earlier adoption for interim periods during 1997 is prohibited. However, pro forma application of FAS. No. 128 would not result in a difference to earnings per share as currently computed under APB No. 15.

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

5. Inventories at September 30, 1997 and December 31, 1996 are comprised of the following:

                                    SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                    ------------------     -----------------

            Raw materials              $ 6,787,000            $ 3,684,000
            Work-in-process              2,747,000                785,000
            Finished goods              12,564,000             10,085,000
                                       -----------            -----------
                                       $22,098,000            $14,554,000
                                       ===========            ===========

6. Included in accounts payable at September 30, 1997 and September 30, 1996 are the Company's obligations under outstanding letters of credit of $1,854,000 and $2,232,000, respectively.

7. On March 24, 1997 Biscayne amended its Loan Agreement to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% for approved collateral overadvances; require additional fees of $325,000; and waive violations of certain covenants during the 1996 period.

8. During 1996, the Company issued various warrants to its banks, Trivest, Inc., an affiliate of the Companuy, and certain officers of the Company. These warrants were valued at approximately $294,000 and have been reflected in the Company's financial statements. The amortization of these costs are included in current year selling, general and administrative expense and interest expense.

9. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" were issued, effective for the fiscal year ending December 31, 1998. Earlier adoption for interim periods is not required, and the Company is currently evaluating the financial statement impact.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 VERSUS QUARTER ENDED SEPTEMBER 30,
1996:

Net sales for the third quarter of 1997 were $41,798,000, versus the third quarter 1996 sales of $46,054,000. Increased sales at M&L were offset by decreased sales in the Andy Johns, Varon, and Mackintosh divisions.

Cost of goods sold, as a percentage of net sales, was 72% versus 73% for the quarters ended September 30, 1997 and 1996, respectively. The slight decrease is attributable to Andy Johns realizing lower costs of production, offset by higher costs of production at Varon.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales increased to 16% in 1997 from 15% in 1996. This slight increase is a result of decreased sales in the third quarter of 1997 versus 1996. Actual S,G&A expenses were lower during the 1997 third quarter at $6,662,000, compared to $6,869,000 incurred in 1996. Additionally, the Company incurred $45,000 of restructuring charges in the 1996 third quarter, with none in the comparable 1997 period.

OTHER

Interest and other expenses for the quarter ended September 30, 1997 increased slightly to $1,075,000 from $1,046,000 for the comparable quarter of 1996.

Interest and other income declined to $93,000 during the third quarter of 1997 from $293,000 for the comparable 1996 quarter. This decrease is primarily due to greater direct letter of credit revenue earned by Andy Johns during the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1997 decreased to $69,492,000 from $75,183,000 for 1996. This 8% decrease is mainly attributable to lower sales at the Andy Johns and Varon divisions.

Consolidated backlog at October 31, 1997 decreased to $21,578,000 from $24,431,000 at October 31, 1996. The decrease is largely due to decreased sales backlog at Varon and Andy Johns, offset by increases at M&L and Mackintosh.

Cost of goods sold as a percentage of net sales decreased to 73% for the first nine months of 1997, from 75% for the comparable period of 1996. This decline is a result of Andy Johns and M&L realizing lower production costs, offset by higher Varon production costs.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales increased to 24% for the period ended September 30, 1997 versus 23% for the period ending September 30, 1996. However, actual S,G&A expenses for the 1997 nine months were lower at $16,400,000, compared to the $17,511,000 incurred in 1996. Additionally, the Company incurred $347,000 of restructuring charges in the first nine months of 1996, with none in the comparable 1997 period.

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

OshKosh B'Gosh, Inc. ("OshKosh") notified M&L during the second quarter of 1997 that it will not renew its outerwear license with M&L after May 31, 1998. As part of a strategy adopted over the last several years, OshKosh will sell its outerwear directly to retailers. For the nine months ended September 30, 1997 and 1996, M&L's sales of OshKosh outerwear were $16,653,000 and $12,831,000, respectively. For the years ended December 31, 1996 and 1995, M&L's sales of OshKosh outerwear were $17,063,000 and $13,678,000, respectively. M&L's strategy is to replace the OshKosh brand sales of outerwear with several well-known brand name children's outerwear and activewear licenses.

In July, 1997 M&L announced the signing of a licensing agreement with the Starter Corporation to manufacture girls' activewear, swimwear, and outerwear in sizes 4-6X and 7-16. Initial shipments of Starter girls' activewear and outerwear are targeted for delivery in Fall 1998.

Additionally, in August, 1997, M&L announced the signing of a letter of intent with Healthtex, a division of VF Corporation, to manufacture a new collection of children's outerwear under the Healthtex brand name in sizes newborn through 16 for girls and newborn through 7X for boys. Initial shipments are targeted for delivery in Fall 1998.

In September, 1997, Biscayne Apparel, Inc. announced the signing of a licensing agreement with Lola, Inc., the parent company of XOXO, to manufacture a line of junior/women's outerwear. The XOXO outerwear line will focus on the upscale contemporary junior customer for distribution through major department and better specialty stores. Initial shipments are slated for delivery in Fall 1998.

OTHER

Interest and other expenses for the nine months ended September 30, 1997 decreased to $2,337,000 versus $2,677,000 for the nine months ended September 30, 1996. The decline is primarily due to decreased bank borrowings during 1997.

Interest and other income decreased to $114,000 for the first nine months of 1997 from $456,000 for the comparable period of 1996, primarily due to greater direct letter of credit revenue earned by Andy Johns during the first nine months of 1996.

On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc. for $1,750,000. Proceeds were used to reduce notes payable to banks. The sale resulted in a gain during 1996 of $123,000.

INCOME TAXES

For the quarters and nine months ended September 30, 1997 and 1996, the income tax provisions (benefits) were greater than the provisions (benefits) which would have been derived upon application of the Federal statutory rate, primarily because of state income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $442,000 and $327,000 at September 30, 1997 and December 31, 1996, respectively. At September 30, 1997, the Company's working capital was $17,596,000, representing a current ratio of 1.46 to 1. This compares to working capital of $19,540,000 and a current ratio of 2.45 to 1 at December 31, 1996. These changes are due to seasonal increases in current assets, particularly inventory and accounts receivable offset by seasonal increased bank debt.

As presented in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997, the increase of accounts receivable of $19,837,000, inventories of $7,544,000 and accounts payable of $2,347,000 are due to the seasonality of the Company's operations. On March 31, 1997 the Company repaid $1,750,000 of its long-term debt.

Capital expenditures for the nine months ended September 30, 1997 remained relatively constant at $220,000 versus $227,000 in 1996.

The Company expects that cash on hand, cash from operations, and borrowings under its revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

EFFECT OF INFLATION AND SEASONALITY

The Company believes that inflation will not significantly effect its profit margins, or have a material effect on the prices of other goods and services used in its business operations. Further, in connection with increases in domestic wool and cotton costs over the last several years, the Company has increased offshore production in an effort to lower costs.

The apparel industry is subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business.

Sales of women's and children's outerwear and thermal underwear are seasonal. Historically, Andy Johns, Mackintosh, M&L, and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results which might be expected during a full year. Additionally, there is a risk inherently related to the Outerwear industry, resulting from consumer reactions to weather patterns, which have had a material effect on the Company's sales and profitability in the past.

Certain information included herein contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from these forward- looking statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases to customers in a timely fashion, product acceptance and availability, changes in the level of consumer demand and/or spending, fashion trends, weather patterns, further governmental regulations, etc. All forward-looking statements should be considered in light of these risks and uncertainties.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is, from time to time, involved in routine litigation. None of such litigation in which the Company is presently involved is material to its financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  10.1 License Agreement dated as of June 30, 1997 among the Registrant, Starter Corporation and Soundview Licensing, Inc.

                  10.2 License Agreement dated as of August 26, 1997 among the Registrant and Lola Inc.

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

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            BISCAYNE APPAREL, INC.

Date:  November 13, 1997                    By: /s/ EARL W. POWELL
                                               -------------------
                                               Earl W. Powell
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Date:  November 13, 1997                    By: /s/ PETER VANDENBERG, JR.
                                               --------------------------
                                               Peter Vandenberg, Jr.
                                               Executive Vice President,
                                                Treasurer and
                                                Chief Financial Officer