Form 10-K
period 1997-12-31
BISCAYNE APPAREL INC /FL/
filed 1998-03-27
CIK 88706

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             DECEMBER 31, 1997
                          ----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________


Commission file number 1-9635

                             BISCAYNE APPAREL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                       65-0200397
---------------------------------             ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

1373 BROAD STREET, CLIFTON, NEW JERSEY                      07013
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


       (Registrant's telephone number, including Area Code) (973) 473-3240

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
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

                         Yes X            No
                            ----             ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the registrant's common stock, as of February 27, 1998, was as follows:

     COMMON STOCK, PAR VALUE $.01                      10,771,622
     ----------------------------                 ------------------
        (Title of each class)                     (Number of shares)

         The aggregate market value of common stock held by non-affiliates of the registrant at February 27, 1998 was $2,382,242, based on a $0.34 average of the high and low sales prices for the common stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and beneficial owners of 5% or more of the registrant's common stock have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement (to be filed pursuant to Regulation 14A).


--------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS

GENERAL

         Biscayne Apparel, Inc. (the "Company" or "BAI") is an apparel manufacturer dedicated to designing, manufacturing, and marketing high quality products on a worldwide basis. Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L") are wholly-owned subsidiaries of the Company. Through December 31, 1997, BAII operated through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co. ("Mackintosh"), Mackintosh (UK) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. As of January 1, 1998, the assets, liabilities, and operations of Andy Johns were contributed by BAII into Mackintosh. The result was that all BAI's women's outerwear lines are now part of Mackintosh. M&L's wholly-owned subsidiaries are Unidex Garments (Philippines), Inc. ("Unidex"), Watersports Garment Manufacturing, Inc. ("Watersports"), Teri Outerwear Manufacturing, Inc. ("Teri"), GES Sportswear Manufacturing Corp. ("GES") and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri, and GES ceased operations due to operating losses caused by labor cost increases and production inefficiencies.

         Varon is a designer and manufacturer of girl's and boy's underwear and girl's daywear; Mackintosh is a designer, manufacturer and distributor of women's and children's wool coats and active outerwear; and M&L is a designer, manufacturer, and distributor of infant's, toddler's, and children's outerwear, sportswear, and swimwear.

         Unless the context indicates otherwise, the "Company" includes Biscayne Apparel, Inc., its subsidiaries, and their respective divisions. All information relates to continuing operations of the Company.

         The Company operates in a single industry segment: women's and children's apparel. For the year ended December 31, 1997, two customers represented approximately 22% of total sales. These customers, Target and Mervyn, divisions of Dayton Hudson Corporation ("Target" and "Mervyn") and Sears, Roebuck and Co. ("Sears"), each represented 11% of total sales. For the year ended December 31, 1996, three customers represented approximately 34% of total sales. These customers, Target and Mervyn, Wal-Mart Stores, Inc. and Sears represented 14%, 10%, and 10% of total sales, respectively. For the year ended December 31, 1995, Target accounted for approximately 11% of total sales.

RESTRUCTURING PLAN

         During 1996, the Company developed a restructuring plan which, as described below, outlined the following objectives to be accomplished during 1996 and 1997: (i) simplify the organizational structure with a corresponding decrease in salaried headcount, (ii) implement a cost reduction program targeting both fixed and variable costs throughout the Company, (iii) reconfigure outerwear design, merchandising, production and sales organization to better service its customer base at a lower cost, and (iv) identify the sale or closure of non-strategic assets and facilities.

         The restructuring plan developed by the Company during 1996 focused on achieving the following objectives:

         SIMPLIFYING THE ORGANIZATIONAL STRUCTURE AND REDUCING SALARIED HEADCOUNT. During 1996 and 1997 the Company's organizational structure was analyzed and simplified, resulting in the termination of a number of senior and middle managers, primarily within its women's outerwear business.

         IMPLEMENTATION OF COST REDUCTION PROGRAM TARGETING BOTH FIXED AND VARIABLE COSTS. Throughout 1996 and 1997, the Company analyzed selling, general and administrative expense items for further control and/or reduction. In the fourth quarter of 1996, the Company terminated its contract with a warehouse and distribution facilitator in Kentucky and moved such functions to a warehouse and distribution facilitator in the state of Washington, at a significantly reduced cost. During 1996 and 1997, the Company began implementing co-operative sourcing among its outerwear product groups, utilizing a network of existing overseas satellite offices and staff. These actions, when combined with other aspects of the restructuring plan, have resulted in lower selling, general and administrative costs in 1996 and 1997.

         THE RECONFIGURATION OF OUTERWEAR DESIGN, MERCHANDISING, PRODUCTION AND SALES ORGANIZATION TO BETTER SERVICE ITS CUSTOMER BASE AT A LOWER COST. During late 1995 and early 1996, the Company redesigned its women's outerwear lines with a new product development team, which continued to change throughout 1997. During this same timeframe, the Company improved its 1996 and 1997 women's outerwear sales and marketing effort with the addition of new and proven personnel. In addition, the Company expanded its licensing partnerships in 1997 with long-term agreements with several well-known children's and junior/women's brand names, including:

         . Starter Corporation (NYSE:STA) to manufacture girl's activewear, swimwear, and outerwear in sizes 4-6x and 7-16.

         . Healthtex, a division of VF Corporation (NYSE:VFC), to manufacture a new collection of children's outerwear under the Healthtex brand name in sizes newborn through

                  16 for girls and newborn through 7 for boys. The outerwear products include jackets, pramsuits, windsuits, one- and two-piece snowsuits, and padded vests.

         . XOXO, a division of privately-held Lola, Inc., to manufacture a line of junior/women's outerwear. The XOXO outerwear line will focus on the upscale contemporary junior customer for distribution through major department and better specialty stores.

         Initial shipments for these new licenses are targeted for delivery in Fall 1998.

         Additionally, during 1996 and 1997, foreign production agents, used to assist with women's outerwear production, were replaced with Company personnel, thereby reducing costs and improving controls.

         THE IDENTIFICATION AND SALE OR CLOSURE OF NON-STRATEGIC ASSETS AND FACILITIES. During the first quarter of 1996 the Company sold its 20% interest in Hartwell Sports, Inc. for $1,750,000, which generated a 1996 gain of $123,000. Proceeds were used to reduce debt. Also, during the first quarter of 1996, the Company closed its manufacturing facilities in the Philippines due to operating losses caused by labor increases and production inefficiencies. This production was successfully outsourced to low cost foreign manufacturing facilities. During the third and fourth quarters of 1996, the Company closed several domestic production and warehousing facilities. Also, during the fourth quarter of 1997 the Company gave notice that it was closing its remaining domestic children's underwear manufacturing facility in the first quarter of 1998. This production has been moved to the Company's new manufacturing facility in Honduras and to outside contractors in the Caribbean Basin.

         Products and Customers: Mackintosh's and M&L's principal products and customers are:

         O WOMEN'S AND CHILDREN'S OUTERWEAR: Mackintosh includes four compatible outerwear lines, as follows:

                           .        Andy Johns(R)
                           .        Judy Simon(R)
                           .        Mackintosh of New England(R)
                           .        XOXO  Outerwear(R)

                  Andy Johns(R), a designer and distributor of women's and children's outerwear, was founded in 1975. Andy Johns provides functional and affordable women's and children's outerwear. Andy Johns produces a broad Fall and Spring product line, appealing to a customer base of all age groups. Andy Johns is less driven by near-term styles and fads than its competitors, preferring to market outerwear that is contemporary in design and responsive to customer preferences, yet has a consistency to its appeal.

                  To expand its product lines, Andy Johns Kids(R) was begun in mid-1987, and sells outerwear targeted for children in the 4 to 14 age range. Andy Johns also markets its outerwear under the KAOS(R) and KAOTIC(TM) labels. In 1998 Andy Johns introduced its Judy Simon(R) brand of outerwear, which initially is being offered on an exclusive basis to one customer. In August of 1997, BAII entered into a license agreement to manufacture a line of junior/women's outerwear under the XOXO(R) brand name. The XOXO outerwear line will focus on the upscale contemporary junior customer for distribution through major department and better specialty stores. Andy Johns, Andy Johns Kids, KAOS, KAOTIC, Judy Simon, and XOXO share showroom space in New York.

                  Andy Johns and XOXO Outerwear imports the majority of its inventory, primarily from Asian manufacturers. Although not foreseen, should import quotas be substantially tightened, Andy Johns and XOXO outerwear may need to import products from alternate overseas sources, or to engage in increased domestic production, which could increase costs.

                  Mackintosh markets spring and fall lines of women's wool and active outerwear products. Mackintosh also markets its active outerwear under the All Outdoors(R) label. The Company also established Mackintosh (UK) Limited to distribute Mackintosh products into the European markets, primarily the United Kingdom. Such sales were not significant.

                  Pricing pressure from imported wool products has prompted Mackintosh to seek offshore production for a portion of its wool line, which it began in 1995 and continues to expand. Mackintosh primarily markets its products through a New York showroom.

                  M&L is one of the largest U.S. based manufacturers of children's outerwear. M&L markets its outerwear products under the Weather Tamer(R) brand name, which it owns, and the OshKosh B'Gosh(R) and Bon Jour(R), Healthtex(R) and Starter(R) Girls brand names, which it licenses. M&L also produces children's sportswear and swimwear products, which are marketed under its Eclipse(R) brand name, and the Starter(R) Girls brand, which it licenses. M&L markets spring and fall lines.

                  M&L has showrooms in Chicago and New York, and has manufacturing and sourcing operations in Hong Kong, Bangladesh, and Sri Lanka. M&L's extensive overseas sourcing and quality assurance operations, coupled with a proven network of manufacturers, allow it to offer a fashionable quality product at competitive prices to its customers, while sustaining attractive profit margins. Although not foreseen, should import quotas be substantially tightened, M&L may need to import products from alternative overseas sources, or to engage in increased domestic production, which could increase costs.

                  For the three years ended December 31, 1997, 1996, and 1995, Mackintosh's and M&L's combined net sales represented 79%, 79%, and 76%, respectively, of the Company's total net sales.

         O CHILDREN'S UNDERWEAR AND DAYWEAR: Varon has been operating for approximately 70 years as a manufacturer of girl's underwear and daywear and sells primarily to chain stores, mass merchandisers, and discounters.

                  In addition to its thermal underwear line, Varon introduced an interlock cotton long underwear line. The majority of Varon's underwear and interlock underwear line is 100% cotton, while its thermal underwear line is 65% cotton/35% polyester. Varon also manufactures 50/50 poly/cotton underwear for selected accounts. Varon's underwear line has been expanded to include girl's daywear sets and boy's underwear in thermal, cotton interlock and jersey fabrics. Varon markets its products through a New York showroom and its Florida based administrative offices.

                  For the three years ended December 31, 1997, 1996, and 1995, Varon's net sales represented 21%, 21%, and 24%, respectively, of total net sales.

         MARKETING AND DISTRIBUTION: The Company markets and sells the majority of its products directly to retailers with a portion sold through sales representatives to retail specialty stores.

         Mackintosh's imported inventory are warehoused in Washington. Mackintosh manufactures and warehouses wool inventories in Massachusetts, Varon warehouses its goods in Georgia and Florida, and M&L warehouses its finished goods in Washington.

         SUPPLIERS: The Company purchases the raw materials required in connection with its operations from a variety of sources. The Company believes that it has satisfactory relationships with its suppliers, most of which have been suppliers to Biscayne for many years.

         BACKLOG: The dollar amounts of backlog orders as of December 31, 1997 and 1996 were $15,601,000 and $19,139,000, respectively. The dollar amounts of backlog orders as of March 13, 1998 and March 14, 1997 were $52,480,000 and $63,470,000, respectively.

COMPETITION

         The women's and children's outerwear business is highly competitive. The principal areas of competition in this industry are product quality, delivery, style, and price. Mackintosh's and M&L's products are primarily sold to department stores, specialty stores, and mass merchandisers. Many major retailers produce their own outerwear. Entry into the market is difficult since successful companies need long established brand name recognition and, because of the limited season, the business is capital intensive. Mackintosh and M&L allocate their resources to produce contemporary and timely merchandise, rather than trying to become a fashion leader, which could result in loss of sales.

         The girl's and boy's underwear and girl's daywear apparel markets are highly competitive. Varon competes primarily in what is referred to as the "downstairs" portion of the market through sales to mass merchandisers, chain stores, and discounters. Quality of product and style, packaging, timely delivery, and price are the principal areas of competition in this industry. The Company believes the quality of Varon's products equals or exceeds that of the similar higher priced products of its competition. Varon's concentration on new product development, quality, and timely delivery has historically resulted in a broadening of its customer base.

TRADEMARKS

         The Company has registered the Andy Johns(R), KAOS(R), KAOTIC(R), Weather Tamer(R), Lee Lipton(R), Judy Simon(R) and Eclipse(R) trademarks with the United States Patent and Trademark Office. In the opinion of management, the Company's trademark position is protected in all its business markets. Additionally, Mackintosh and M&L market their outerwear under the XOXO(R), Healthtex(R) and Starter(R) brand names, which they license.

SEASONALITY

         Sales of women's and children's outerwear and thermal underwear are seasonal. Historically, Mackintosh, M&L, and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results for a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from dependence on consumer reactions to weather patterns, which have historically had a material effect on the Company's sales and profitability.

ENVIRONMENTAL REGULATION

         The Company is subject to certain federal, state, and local environmental laws and regulations. Compliance with environmental laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position in the past, and is not expected to have a material effect on the Company's future operations.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 843 persons. None of the Company's employees are represented by a labor union. The Company considers its relations with employees to be satisfactory.

IMPACT OF YEAR 2000

         Based on a review of its current computer software, the Company has determined that no modifications will be required in order for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. Therefore, this issue will not have a material impact on its business, operations, or financial condition.

ITEM 2.  PROPERTIES

         The following table describes, as of December 31, 1997, the operating facilities owned or leased by the Company containing an aggregate of approximately 498,400 square feet. Management believes that all of the Company's facilities are adequate for their respective purposes.

                                                      Annual
                                                      Lease
Approximate Location              Square Feet         Rental          Expiration Date                Principal Use
--------------------              -----------         -------         ---------------                -------------
Arlington, GA                        100,000            (1)                     (1)            Manufacturing facility for Varon

Auburn, WA                           191,200         $694,000               April 2002         Warehousing facilities for
                                                                                               M&L

Bristol, WI                            3,000           $7,000                 May 1998         Retail outlet for M&L

Chicago, IL                           27,100         $293,000            December 1998         Administrative office and
                                                                        and April 2002         retail outlet for M&L

Clifton, NJ                            8,600         $118,000                July 1998         Administrative offices

Colombo, Sri Lanka                     5,500         $ 12,000                July 2000         Administrative office
                                                                                               for M&L

Hialeah, FL                           40,300         $178,000            December 1999         Administrative office and
                                                                                               distribution facility for Varon

Hong Kong                              8,000         $158,000            February 2000         Administrative office for M&L

New Bedford, MA                       48,700          $91,000                June 1998         Manufacturing and administration
                                                                                               facilities for Mackintosh

New York, NY                          22,000         $402,000            December 2003         Showrooms
                                                                         and July 2005

San Pedro Sula, Honduras              44,000         $239,000                July 2000         Manufacturing facility for
                                                                                               Varon





(1)  Owned by the Company.

The Company owns substantially all of its machines, equipment, and office fixtures, which are well maintained and satisfactory for the purposes intended.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time involved in routine litigation. No litigation in which the Company is presently involved is material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common stock is traded on the American Stock Exchange. The following table sets forth the range of high and low sales prices of the Common stock, as reported by the American Stock Exchange, for each quarterly period during the past two fiscal years:

MARKET PRICES

                                  HIGH                   LOW
                                  ----                   ---

                  1997
                  ----

         First Quarter             $1 3/8                $ 7/8
         Second Quarter             1 1/8                  7/8
         Third Quarter              1 1/8                 11/16
         Fourth Quarter             1                      9/16



                                  HIGH                   LOW
                                  ----                   ---

                  1996
                  ----

         First Quarter             $1                    $ 1/2
         Second Quarter             1 3/16                 5/8
         Third Quarter              1                      5/8
         Fourth Quarter             1 1/8                  5/8


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

         The Company had 1,231 holders of record of Common stock as of February 27, 1998.

DIVIDENDS

         The Company did not pay cash dividends on its common equity during the fiscal years ended 1997, 1996 and 1995. The Company is restricted from making any cash dividend payments under its credit agreements with various commercial banks.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below of the Company and its subsidiaries, as of and for each of the five years in the period ended December 31, 1997, are derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with such Consolidated Financial Statements and related notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                             BISCAYNE APPAREL, INC.
                             Selected Financial Data

                      (In Thousands, Except Per Share Data)
                     At and For the Years Ended December 31,


                                                        1997             1996            1995            1994           1993
                                                      ---------       ---------       ---------       ---------      ---------
Financial Data

Net sales ......................................      $  93,206       $ 105,425       $ 100,294       $  72,350      $  65,258
Operating income (loss) ........................            513          (6,182)         (5,261)          4,960          4,053
Earnings (loss) from continuing operations,
  less applicable income taxes .................         (3,871)         (8,724)         (6,127)          2,048          3,687
Cumulative effect of change in
  accounting for income taxes ..................             --              --              --              --            208
Net earnings (loss) ............................         (3,871)         (8,724)         (6,127)          2,048          3,895

Working capital ................................      $  13,944       $  19,540       $  19,559       $  23,167      $  16,148
Total assets ...................................         34,817          36,110          61,742          60,578         34,791
Long-term debt .................................          8,944          10,944          12,694           7,944          6,444
Stockholders' equity ...........................          7,658          11,178          19,835          25,881         19,560
Book value per common share ....................      $    0.71       $    1.04       $    1.85       $    2.41      $    2.18

Basic earnings (loss) per common share:
Net earnings (loss) from continuing
  operations ...................................      $   (0.36)      $   (0.81)      $   (0.57)      $    0.22      $    0.44
Cumulative effect of change in
  accounting for income taxes ..................             --              --              --              --           0.02
                                                      ---------       ---------       ---------       ---------      ---------
Basic earnings (loss) per common share .........      $   (0.36)      $   (0.81)      $   (0.57)      $    0.22      $    0.46
                                                      =========       =========       =========       =========      =========
Shares used in computing basic earnings
  (loss) per common share ......................         10,765          10,742          10,734           9,179          8,475

Diluted earnings (loss) per common share:
Net earnings (loss) from continuing
  operations ...................................      $   (0.36)      $   (0.81)      $   (0.57)      $    0.21      $    0.41
Cumulative effect of change in accounting
  for income taxes .............................             --              --              --              --      $    0.02
                                                      ---------       ---------       ---------       ---------      ---------
Diluted earnings (loss) per common share .......      $   (0.36)      $   (0.81)      $   (0.57)      $    0.21      $    0.43
                                                      =========       =========       =========       =========      =========
Shares used in computing diluted earnings
 (loss) per common share .......................         10,765          10,742          10,734           9,652          9,049




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

OPERATIONS

         Net sales were $93,206,000, $105,425,000 and $100,294,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 decrease of $12,219,000 includes decreases of $6,798,000, $2,585,000 and $2,836,000 in the
Company's women's outerwear sales, children's outerwear sales and children's underwear sales, respectively.

         The decrease in 1997 women's outerwear sales is due to 1996 sales including approximately $3,000,000 more sales of carryover goods, compared to 1997, and due to the negative impact on sales resulting from the unseasonably warm 1997 fall/winter weather. The decrease in 1997 children's outerwear sales is due to cancellation of orders resulting from late deliveries and due to the negative impact on sales from the unseasonably warm 1997 fall/winter weather. The decrease in 1997 children's underwear sales is due to cancellation of orders resulting from late deliveries. The lower 1997 sales due to the unseasonably warm fall/winter weather and cancellations of orders due to late deliveries resulted in higher levels of inventories and related markdowns in 1997.

         The 1996 increase in sales of $5,131,000 includes increases of $2,791,000 and $4,419,000 in the Company's women's and children's outerwear sales, respectively, offset by a decrease in sales of $2,079,000 in the Company's children's underwear sales.

         The increase in 1996 women's outerwear sales resulted from higher sales of carryover goods, investments made in product development and marketing efforts and strong sell-through at retail. The increase in 1996 children's outerwear sales came from increased market share and strong sell-through at retail. The decrease in 1996 children's underwear sales results from consciously eliminating sales of products with unacceptably low gross margins.

         Cost of goods sold was $70,045,000 (75% of net sales), $78,112,000 (74%
of net sales) and $80,121,000 (80% of net sales) for the years ended December 31, 1997, 1996 and 1995, respectively.

         Cost of goods sold, as a percentage of sales, increased in 1997 due to increased production costs and lower efficiencies at the Company's children's underwear operations, offset by lower production costs in children's outerwear. Cost of goods sold decreased significantly in 1996 as a result of lower production costs in children's outerwear and lower markdowns in women's outerwear, offset by increased raw material and labor costs and production inefficiencies in children's underwear.

         The Company recorded inventory markdowns of $1,758,000 during the 1997 fourth quarter, $638,000, during the 1996 fourth quarter, and $4,374,000 during the 1995 fourth quarter. The 1997 and 1995 fourth quarters reflect more significant inventory markdowns as a result of outerwear sales below expectations and warm weather in the 1996/1997 and 1994/1995 fall/winter period, which prompted retailers to reduce their Fall 1997 and 1995 outerwear programs.

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

         Selling, general and administrative ("S,G&A") expenses, before restructuring expense and impairment of long-lived assets, were $22,183,000 (24% of net sales), $24,394,000 (23% of net sales) and $25,434,000 (25% of net sales), for the years ended December 31, 1997, 1996 and 1995, respectively. In 1997 and 1996 S,G&A expenses were reduced by $2,211,000 and $1,040,000, respectively from the previous year, as a result of management's strategic actions to further reduce S,G&A expenses including; the reduction of personnel and operating expenses throughout the Company; consolidation of administrative functions and consolidation of domestic warehousing and distribution.

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

         During 1997, the Company recorded restructuring charges of $465,000 relating to salary and separation costs. During 1996, the Company recorded restructuring charges of $2,039,000, relating to termination of long-term contracts and leases and facility closing costs (approximately $880,000) and salary and separation costs (approximately $1,159,000).

         During the fourth quarter of 1996, the Consumer Product Safety Commission ("CPSC") issued 1998 rules for the manufacturing of all cotton thermal and long underwear products. These rules had two effects: i) sleepwear manufacturers would now be able to produce their products in cotton, and ii) such cotton sleepwear products would now have to be "tight fitting". As a result of these regulations, the Company expects significant changes in Varon's competitive environment related to such products. In the 1997 second quarter, the CPSC announced that the March 1998 implementation date for the above changes would be extended to June 1998. However, the specter of such implementation caused delays in 1997 orders of, and/or reductions of orders for, some of Varon's cotton thermal and long underwear products.

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

         OshKosh B'Gosh, Inc. ("OshKosh") notified M&L during the second quarter of 1997 that it will not renew its outerwear license with M&L after May 31, 1998. As part of a strategy adopted over the last several years, OshKosh will sell its outerwear directly to retailers. For the years ended December 31, 1997, 1996 and 1995, M&L's sales of OshKosh outerwear were $19,888,000, $17,063,000 and $13,678,000, respectively. M&L's strategy is to replace the OshKosh brand sales of outerwear with several well-known brand name children's outerwear and activewear licenses. It is unknown whether M&L's strategy will be successful in replacing such levels of OshKosh sales and related margins in the future.

         In July, 1997, M&L announced the signing of a licensing agreement with the Starter Corporation to manufacture girls' activewear, swimwear, and outerwear in sizes 4-6X and 7-16. Initial shipments of Starter girls' activewear and outerwear are targeted for delivery in Fall 1998.

         Additionally, in November, 1997, M&L announced the signing of a licensing agreement with Healthtex, a division of VF Corporation, to manufacture a new collection of children's outerwear under the Healthtex brand name in sizes newborn through 16 for girls and newborn through 7 for boys. Initial shipments are targeted for delivery in Fall 1998.

         In September, 1997, Biscayne Apparel, Inc. announced the signing of a licensing agreement with Lola, Inc., the parent company of XOXO, to manufacture a line of junior/women's outerwear. The XOXO outerwear line will focus on the upscale contemporary junior customer for distribution through major department and better specialty stores. Initial shipments are targeted for delivery in Fall 1998.

         The apparel industry is subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. In addition, various retailers, including some of Biscayne's customers, have experienced financial difficulties during recent years, which have increased the risk of extending credit to such retailers.

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

OTHER

         Interest and other expenses were $3,270,000, $3,643,000, and $3,805,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The 1997 decrease of $373,000 and 1996 decrease of $162,000 are the result of lower bank borrowings.

         Interest and other income was $43,000, $246,000, and $109,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The higher level of interest and other income in 1996 relates to the closedown of M&L's Philippine operations.

         On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc., a manufacturer of casual shirts and jackets, for $1,750,000, which resulted in a 1996 gain of $123,000. Proceeds were used to reduce notes payable to banks.

INCOME TAXES

         The Company's effective tax rates during 1997 and 1996 were affected by valuation allowances related to deferred tax debits and Federal and State net operating loss carryforwards and the non-deductibility of the impairment of long-lived assets (primarily goodwill) (see Note 11 to the consolidated financial statements).

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

         Sales of women's and children's outerwear are seasonal. Historically, Mackintosh, M&L and Varon have significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results which might be expected during a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from dependence on consumer reactions to weather patterns, which have recently had a material effect on the Company's sales and profitability.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $268,000 and $327,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, the Company's working capital was $13,944,000, representing a current ratio of 1.77 to 1.00. This compares to working capital of $19,540,000 and a current ratio of 2.45 to 1.00 at December 31, 1996. The negative change results from losses sustained and increased inventory levels.

         The Consolidated Statement of Cash Flows for the year ended December 31, 1997 reflects net cash used in operations of $3,117,000, compared to cash provided by operations of $16,210,000 in 1996. The change results primarily from 1997 losses, the 1997 $2,704,000 increase in inventory, compared to 1996 reductions in inventory. The 1997 use of cash was primarily funded through borrowings under notes payable to banks.

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

         As presented in the Consolidated Statement of Cash Flows for the year ended December 31, 1995, the decrease in cash and cash equivalents in 1995 was due to the losses sustained in 1995, increases in inventories, decreases in accounts payable and accrued liabilities and capital expenditures, offset by increased borrowings under notes payable to banks.

         On March 16, 1995, the Company entered into an agreement with several banks (the "Loan Agreement") for a $56,000,000 two year committed revolving credit facility (the "Revolver") and a $7,500,000 four year term loan (the "Term Loan"). The Revolver is available for loans, letters of credit and letters of indemnity.

         On March 28, 1996, the Loan Agreement was amended to reduce the Revolver to $50,000,000; adjust the interest rate under Revolver borrowings to prime plus 1.0%, or prime plus 1.25% during agreed upon collateral overadvance periods; adjust the interest rate under the Term Loan to prime plus 2.00% or Libor plus 4.50% on outstanding borrowings; require an additional fee of $250,000, collateral monitoring costs of 0.2% of net sales, and provide for the issuance of warrants to the banks to purchase 425,000 shares of the Company's common stock for an exercise price of $1.00 per share. The warrants are exercisable at any time on or after March 31, 1998.

         On March 24, 1997, the Loan Agreement was amended to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% during agreed upon collateral overadvanced periods and require additional fees of $325,000.

         On March 25, 1998, the Loan Agreement was amended to reduce the Revolver Agreement to $39,000,000, adjust the interest rate for the Revolver Agreement borrowings to prime plus 1.5%, require fees of $350,000 for March 1998 to March 1999 and waive violations of certain covenants during 1997. Additionally, if certain Revolver borrowing levels are exceeded beginning in the 1998 fourth quarter, the interest rates for the Revolver are increased to prime plus 3% and the interest rate for the Term Loan is increased to prime plus 3% or LIBOR plus 5.5%.

         The Revolver is collateralized by all of the Company's assets, excluding Mackintosh's domestic inventory and Varon's domestic raw materials and work-in-process inventories. Additionally, the Revolver contains various financial covenants, reporting requirements and limits capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions, and other items.

         Capital expenditures for the year ended December 31, 1997, increased to $506,000 from $257,000 in 1996, which remains below the 1997 depreciation expense of $618,000.

         The Company expects that cash on hand, investments in short-term securities, cash from operations and borrowings under its new revolving credit agreement will be sufficient to fund current operations and to enable the Company to meet its obligations as they become due.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-26 of this Form 10-K, incorporated herein by reference.

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

                  *10.1 Management Agreement, dated as of January 1, 1998, by and between the Registrant and Trivest, Inc. (1).

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

                  *10.8 1997 Stock Option Plan of Registrant, incorporated by reference to Exhibit A filed with the Registrant's
                           Schedule 14A on April 28, 1997.

                  *10.9 Warrant for the Purchase of Shares of Common Stock dated as of March 26, 1996 among the Registrant and Trivest, Inc., incorporated by reference to Exhibit
                           10.2 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

                  *10.10 Waiver Letter, dated as of December 30, 1996 relating to Warrant No. W-2, dated as of March 26, 1996, incorporated by reference to Exhibit 10.10 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                 *10.11 Salary Deferral Agreement between the Registrant and Peter Vandenberg, Jr., incorporated by reference to
                           Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                  10.12 Domestic License Agreement by and between Bon Jour Group, Ltd. and M & L International, Inc., dated as of January 25, 1995, incorporated by reference to
                           Exhibit 10.4 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                  10.13 Agreement of Lease, dated July 16, 1990, between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashions Division), with term commencing February 15, 1993, incorporated by reference to
                           Exhibit 10.24 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

                  10.14 First Amendment, dated August 21, 1990, to the SubLease Agreement between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashions Division), incorporated by reference to Exhibit 10.25 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

                  10.15 Second Amendment, dated May 25, 1993, to the Sublease Agreement between Broad Park Associates and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                  10.16 Lease Agreement, dated May 12, 1993, between Dah Chong Hong Trading Corp. and Biscayne Apparel, Inc. (Varon Division), incorporated by reference to
                           Exhibit 10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                  10.17 Lease Modification Agreement, dated September 30, 1993, between Dah Chong Hong Trading Corp. and Biscayne Apparel, Inc. (Varon Division), incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                  10.18 Indenture Agreement by and between Clark's Cove Realty, Co. and Mackintosh of New England Co., dated June 17, 1991, incorporated by reference to Exhibit
                           10.35 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

                  10.19 Indenture Agreement, dated December 30, 1992, between Clark's Cove Realty Co. and Mackintosh of New England Co., incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                  10.20 Lease Agreement, dated February 18, 1993, between The Arsenal Company and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to
                           Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                  10.21 Modification Agreement, dated June 23, 1993, between the Arsenal Company and Biscayne Apparel, Inc. (Andy Johns Fashion Division), incorporated by reference to
                           Exhibit 10.28 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                  10.22 License Agreement between OshKosh B'Gosh, Inc. and M&L International, Inc., dated September 16, 1994, incorporated by reference to Exhibit 10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                  10.23 License Agreement dated as of June 30, 1997 among the Registrant, Starter Corporation and Soundview Licensing, Inc., incorporated by reference to Exhibit
                           10.1 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997.

                  10.24 License Agreement dated as of August 26, 1997 among the Registrant and Lola Inc., incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997.

                  10.25 License Agreement dated as of November 1, 1997 between Healthtex Apparel, Corp. and M&L International, Inc. (1)

                 *10.26 Employment Agreement between M&L International, Inc. and Kurt C. Gutfreund, dated as of November 30, 1994, incorporated by reference to Exhibit 10.31 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                 *10.27 First Amendment to Employment Agreement, dated as of February 4, 1998, between Kurt C. Gutfreund and M&L International, Inc. (1)

                  10.28 Second Amended and Restated Credit Agreement and Guaranty dated as of March 24, 1997 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit

                           10 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997.

                  10.29 First Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of May 22, 1997 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30,1997.

                  10.30 Second Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of February 18, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent. (1)

                  10.31 Third Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of March 6, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent. (1)

                  10.32 Sublease Agreement, dated January 1, 1996, between Richland Mills, Inc., as sublandlord and Varon (a division of Biscayne Apparel International, Inc.) as subtenant, incorporated by reference to Exhibit 10.31 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                  10.33 Lease Agreement, dated June 10, 1995, between Buena Vista Export Processing Zone (ZIP Buena Vista, S.A.) and Amy Industries de Honduras, S.A., de C.V., incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                  21       Subsidiaries of the Registrant. (1)

                  23       Consent of Coopers and Lybrand L.L.P. (1)

                  27       Financial Data Schedule (for SEC use only).


---------------------

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

                             BISCAYNE APPAREL, INC.

Date:  March 26, 1998                   By: /s/ Peter Vandenberg, Jr.
                                           --------------------------
                                        Peter Vandenberg, Jr.
                                        President, Chief Operating Officer,
                                        Treasurer and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1998                    By: /s/ Earl W. Powell
                                            ---------------------------------
                                         Earl W. Powell
                                         Chairman and Chief
                                         Executive Officer

Date:  March 26, 1998                    By: /s/ Peter Vandenberg, Jr.
                                            ---------------------------------
                                         Peter Vandenberg, Jr.
                                         President, Chief Operating Officer,
                                         Treasurer, and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

Date:  March 26, 1998                    By: /s/ Kurt C. Gutfreund
                                            ---------------------------------
                                         Kurt C. Gutfreund
                                         Vice Chairman

Date:  March 26, 1998                    By: /s/ Harold E. Berritt
                                            ---------------------------------
                                         Harold E. Berritt
                                         Director

Date:  March 26, 1998                    By: /s/ Phillip T. George, M.D.
                                            ---------------------------------
                                         Phillip T. George, M.D.
                                         Director

Date:  March 26, 1998                    By: /s/ Joseph B. Gildenhorn
                                            ---------------------------------
                                         Joseph B. Gildenhorn
                                         Director

Date:  March 26, 1998                    By: /s/ R. Stephen Lefler
                                            ---------------------------------
                                         R. Stephen Lefler
                                         Director

Date:  March 26, 1998                    By: /s/ James J. Pinto
                                            ---------------------------------
                                         James J. Pinto
                                         Director

                             BISCAYNE APPAREL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                  (ITEM 14 (a))

                                                                                       PAGE
                                                                                       ----
BISCAYNE APPAREL, INC.

Report of Independent Accountants                                                       F-2

Consolidated balance sheets at December 31, 1997                                        F-3
  and 1996

Consolidated statements of operations for each of the                                   F-4
  three years in the period ended December 31, 1997

Consolidated statements of stockholders' equity for                                     F-5
  each of the three years in the period ended
  December 31, 1997

Consolidated statements of cash flows for each of the                                   F-6
  three years in the period ended December 31, 1997

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Biscayne Apparel,
Inc.:

         We have audited the consolidated financial statements and the financial statement schedules of Biscayne Apparel, Inc., and Subsidiaries listed in item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biscayne Apparel, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Parsippany, New Jersey
March 6, 1998, except for Note 7, for which the date is March 25, 1998.

                             BISCAYNE APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                             (Dollars in thousands)


                                                                               1997           1996
                                                                             --------       --------

                   ASSETS
Current assets:
  Cash and cash equivalents ...........................................      $    268       $    327
  Trade accounts receivable, less allowances of $2,278 in 1997 and
   $2,018 in 1996 .....................................................        13,509         14,374
  Inventories .........................................................        17,258         14,554
  Prepaid expenses and other ..........................................           962          2,261
  Federal income tax receivable .......................................            --          1,455
                                                                             --------       --------
     Total current assets .............................................        31,997         32,971

Property, plant and equipment, net ....................................         2,739          2,864
Other assets, net .....................................................            81            275
                                                                             --------       --------
                                                                             $ 34,817       $ 36,110
                                                                             ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................      $  4,320       $  4,024
  Accrued liabilities .................................................         4,878          6,184
  Notes payable to banks ..............................................         6,855          1,473
  Current portion of long-term debt ...................................         2,000          1,750
                                                                             --------       --------
     Total current liabilities ........................................        18,053         13,431

Subordinated notes ....................................................         6,444          6,444
Long-term debt ........................................................         2,500          4,500
Other liabilities .....................................................           162            557

Commitments and contingencies .........................................            --             --

Stockholders' Equity:
 Preferred stock - par value $0.01, 5,000,000 shares authorized;
   no shares issued
 Common stock - par value $0.01, 25,000,000 shares authorized;
   10,771,308 and 10,741,748 shares outstanding at
   December 31, 1997 and 1996, respectively ...........................           108            107
  Additional paid-in capital ..........................................        26,610         26,311
  Accumulated deficit .................................................       (19,060)       (15,240)
                                                                             --------       --------
    Total stockholders' equity ........................................         7,658         11,178
                                                                             --------       --------
                                                                             $ 34,817       $ 36,110
                                                                             ========       ========




                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)


                                                                 1997               1996               1995
                                                             ------------       ------------       ------------
Net sales .............................................      $     93,206       $    105,425       $    100,294
Operating costs and expenses:
 Cost of goods sold ...................................            70,045             78,112             80,121
 Selling, general and administrative ..................            22,183             24,394             25,434
 Restructuring charges ................................               465              2,039                 --
 Impairment of long-lived assets ......................                --              7,062                 --
                                                             ------------       ------------       ------------
                                                                   92,693            111,607            105,555
                                                             ------------       ------------       ------------
Operating income (loss) ...............................               513             (6,182)            (5,261)

Other income and (expenses):
 Interest and other expenses ..........................            (3,270)            (3,643)            (3,805)
 Interest and other income ............................                43                246                109
 Gain on sale and equity in net income of investee ....                --                123                122
                                                             ------------       ------------       ------------
Loss before provision (benefit)
 for income taxes .....................................            (2,714)            (9,456)            (8,835)
Provision (benefit) for income taxes ..................             1,157               (732)            (2,708)
                                                             ------------       ------------       ------------
Net loss ..............................................      $     (3,871)      $     (8,724)      $     (6,127)
                                                             ============       ============       ============
Basic and diluted loss per common share ...............      $      (0.36)      $      (0.81)      $      (0.57)
                                                             ============       ============       ============
Shares used in computing basic and diluted
 loss per common share ................................        10,764,632         10,741,748         10,733,551
                                                             ============       ============       ============





                                 See accompanying notes.

                             BISCAYNE APPAREL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)

                                                                                      Retained
                                                                       Additional     Earnings
                                                          Common        Paid-in     (Accumulated
                                                           Stock        Capital       Deficit)         Total
                                                          --------     ----------   ------------     --------
Balance at December 31, 1994 .......................      $    102      $ 25,225      $    554       $ 25,881

Issuance of 505,862 shares of common stock
 due to stock dividend .............................             5         1,071        (1,076)            --
Exercise of employee stock options .................            --            13            --             13
Amortization of unearned stock award ...............            --            --            68             68
Net loss ...........................................            --            --        (6,127)        (6,127)
                                                          --------      --------      --------       --------
Balance at December 31, 1995 .......................           107        26,309        (6,581)        19,835

Issuance of 507 shares of common stock due to
 stock dividend ....................................            --             2            (2)            --
Amortization of unearned stock award ...............            --            --            67             67
Net loss ...........................................            --            --        (8,724)        (8,724)
                                                          --------      --------      --------       --------
Balance at December 31, 1996 .......................           107        26,311       (15,240)        11,178

Issuance of 625,000 warrants .......................            --           265            --            265

Issuance of 6,131 shares of common stock due to
 stock dividend ....................................             1            16           (17)            --
Exercise of employee stock options .................            --            18            --             18
Amortization of unearned stock award ...............            --            --            68             68
Net loss ...........................................            --            --        (3,871)        (3,871)
                                                          --------      --------      --------       --------
Balance at December 31, 1997 .......................      $    108      $ 26,610      $(19,060)      $  7,658
                                                          ========      ========      ========       ========




                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)

                                                                               1997          1996            1995
                                                                             --------       --------       --------
OPERATING ACTIVITIES:
 Net loss .............................................................      $ (3,871)      $ (8,724)      $ (6,127)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation expense ...............................................           618            544            584
   Amortization expense ...............................................            83             95            (35)
   Amortization of unearned stock award compensation ..................           109             --             --
   Noncash stock compensation expense .................................            68             67             68
   Loss (gain) on disposition of assets ...............................             3            (11)            91
   Gain on sale and equity in net income of investee ..................            --           (123)          (122)
   Provision for losses and sales allowances on receivables ...........         4,615          5,158          4,584
   Impairment of long-lived assets ....................................            --          7,062             --

(Increase) decrease in operating assets:
   Trade accounts receivable ..........................................        (3,750)          (951)        (1,846)
   Inventories ........................................................        (2,704)        11,588         (3,737)
   Prepaid expenses and other .........................................         1,299           (360)          (410)
   Federal income tax receivable ......................................         1,455            514         (1,969)
   Other assets .......................................................           277          1,516           (499)

Increase (decrease) in operating liabilities:
   Accounts payable ...................................................           296             60         (2,398)
   Accrued liabilities ................................................        (1,302)          (511)        (1,178)
   Other liabilities ..................................................          (313)           286           (501)
                                                                             --------       --------       --------
     Net cash (used in) provided by operating activities ..............        (3,117)        16,210        (13,495)
                                                                             --------       --------       --------
INVESTING ACTIVITIES:
 Capital expenditures .................................................          (506)          (257)          (941)
 Proceeds from net sale of assets .....................................            --             11              9
 Proceeds on sale of Hartwell Sports, Inc. ............................            --          1,750             --
                                                                             --------       --------       --------
    Net cash (used in) provided by investing activities ...............          (506)         1,504           (932)
                                                                             --------       --------       --------
FINANCING ACTIVITIES:
 Payments under notes payable to banks ................................       (30,599)       (87,402)       (72,155)
 Borrowings under notes payable to banks ..............................        35,981         71,025         81,505
 Proceeds from term loan ..............................................            --             --          7,500
 Repayment of subordinated notes ......................................            --             --         (6,276)
 Principal payments of long-term debt and capital leases ..............        (1,836)        (1,322)           (26)
 Proceeds from exercise of employee stock options .....................            18             --             13
                                                                             --------       --------       --------
     Net cash provided by (used in) financing activities ..............         3,564        (17,699)        10,561
                                                                             --------       --------       --------
Net (decrease) increase in cash and cash equivalents ..................           (59)            15         (3,866)
Cash and cash equivalents at beginning of year ........................           327            312          4,178
                                                                             --------       --------       --------
Cash and cash equivalents at end of year ..............................      $    268       $    327       $    312
                                                                             ========       ========       ========



                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements of Biscayne Apparel, Inc. (the "Company" or "BAI") include the accounts of the parent company, Biscayne Apparel, Inc., and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L"), and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri and GES ceased operations due to operating losses caused by labor increases and production inefficiencies. Through December 31, 1997, BAII operated through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co., Mackintosh (U.K.) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. As of January 1, 1998 the assets, liabilities and operations of Andy Johns were contributed by BAII into Mackintosh. All material intercompany balances and transactions have been eliminated. Certain amounts in the 1996 and 1995 financial statements and related notes have been reclassified to conform with the 1997 presentation.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

         Buildings and Building Improvements.....     1 to 30 years
         Machinery and Equipment.................     3 to 10 years

         Maintenance and repair costs are charged to expense as incurred, and renewals and improvements are capitalized. When capital assets are retired or disposed of, the asset and related accumulated depreciation accounts are adjusted accordingly, and any gain or loss is recorded.

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

GOODWILL

         Negative goodwill, which relates to the acquisition of M&L, is being amortized on a straight line basis over 40 years. Accumulated amortization of negative goodwill was $47,000 and $29,000 at December 31, 1997 and 1996, respectively, and is included in Other assets, net.

         Goodwill had been amortized on a straight-line basis over forty years from the date of each acquisition. The Company has historically used various criteria to evaluate the amortization period of goodwill, including the following: established market position (with stable customer relationships); experienced management team; history of profitable operations and positive cash flows at or above industry levels, with prospective growth opportunities; and longevity of entity and industry.

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

CONCENTRATION OF CREDIT RISK

         The Company performs ongoing credit evaluations of its customers' financial condition. Generally, the Company does require collateral against its trade accounts receivable. For the year ended December 31, 1997, two customers represented 11% each, or 22% of total sales. For the year ended December 31, 1996, three customers represented approximately 34% of total sales. The individual customers represented 14%, 10% and 10% of total sales, respectively. For the year ended December 31, 1995, one customer accounted for approximately 11% of total sales.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

DISPOSITIONS

         On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc. for $1,750,000. Proceeds from the sale were used to reduce notes payable to banks.

2.  EARNINGS PER COMMON SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS No. 128") which requires the presentation of basic earnings per share ("Basic EPS"), and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilutive effect if securities or other contracts to issue common stock were exercised or converted. FAS No. 128 requires the restatement of all prior period earnings per share data presented including interim periods.

         The numerator and denominator of the basic and dilutive per share computations are as follows (in thousands, except per share amounts):


                                               FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------
                                        1997                 1996              1995
                                      ----------         ----------         ----------
Numerator:  Net Loss                     $(3,871)           $(8,724)           $(6,127)
Denominator:  Shares
  Outstanding                         10,764,632         10,741,748         10,733,551
Basic and Dilutive
  Net Loss Per Share                      $(0.36)            $(0.81)            $(0.57)



         The Company has not included potential common shares in the Diluted EPS computation as the result is antidilutive.

         Options and warrants to purchase 1,064,537, 1,231,216 and 1,238,630 shares of common stock at prices ranging from $0.75 to $2.44 per share were outstanding during 1997, 1996 and 1995, respectively. These shares were not included in the computation of Diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on various dates from June, 1997 to November, 2007, were still outstanding at the end of each respective fiscal year (see Note 10).

3.  INVENTORIES

         Inventories at December 31, 1997 and 1996 are comprised of the following:

         (In thousands)                   1997         1996
                                        -------      -------

         Raw materials                  $ 4,067      $ 3,684
         Work-in-process                  1,944          785
         Finished goods                  11,247       10,085
                                        -------      -------
                                        $17,258      $14,554
                                        =======      =======

         Included in inventory at December 31, 1997 and 1996 respectively, is $7,120,000 and $5,739,000 relating to M&L's inventory, which is valued under the LIFO method. M&L's inventory at December 31, 1997 and 1996 would have been $76,000 and $220,000 higher, respectively, had the inventory been valued under FIFO.

4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1997 and 1996 is as follows:

         (In thousands)                             1997         1996
                                                  -------       -------

         Land                                     $    17       $    17
         Buildings and building
          improvements                              1,066           972
         Machinery and equipment                    4,173         3,787
                                                  -------       -------
                                                    5,256         4,776

         Less accumulated depreciation
          and amortization                         (2,517)       (1,912)
                                                  -------       -------
                                                  $ 2,739       $ 2,864
                                                  =======       =======


5. WRITEDOWN OF GOODWILL, IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

       During 1997 and 1996, the Company recorded restructuring charges of $465,000 and $2,039,000, respectively. Approximately $465,000 in 1997 and $1,159,000 in 1996 relate to salary and separation costs, primarily relating to senior and middle managers, and approximately $880,000 in 1996 related to termination of long-term contracts and leases and facility closing costs. As of December 31, 1997, $124,000 of the Company's restructuring charges have not yet been paid.

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

       Also during the fourth quarter of 1996, the Company evaluated the recoverability of a manufacturing facility and, as a result of such analysis, the Company recorded a fixed asset writedown of $530,000.

6.  ACCRUED LIABILITIES

       Accrued liabilities consist of the following at December 31, 1997 and 1996:

         (In thousands)                            1997        1996
                                                  ------      ------

         Wages, commissions and bonus             $2,882      $3,071
         Other                                     1,996       3,113
                                                  ------      ------
                                                  $4,878      $6,184
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

         The Company had notes payable to banks under the Revolver Agreement at December 31, 1997 and 1996 of $6,855,000 and $1,473,000, respectively.
Additionally, at December 31, 1997 and 1996, the Company had letters of credit outstanding of $9,455,000 and $10,650,000 respectively.

         At December 31, 1997, the Company was at its available credit limits. At December 31, 1996, the Company had $9,398,000 of available credit under the Revolver Agreement. The interest rate was prime plus 1.0% at December 31, 1997 and 1996 on the Revolver Agreement. The prime rate was 8.5% and 8.25% at December 31, 1997 and 1996, respectively.

         The weighted average interest rate on outstanding short-term borrowings and the term loan at December 31, 1997 and 1996 was 9.86% and 9.91%, respectively.

         Principal payments of the Term Loan are payable on March 31 in each of the following years:

         1998                           $2,000,000
         1999                            2,500,000
                                        ----------
         Total                          $4,500,000
                                        ==========

         On March 28, 1996, the Loan Agreement was amended to reduce the Revolver Agreement facility to $50,000,000; adjust the interest rate under Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.25% during agreed upon collateral overadvance periods; adjust the interest rate under the Term Loan, to prime plus 2.00%, or, at the Company's election, LIBOR plus 4.50% on outstanding borrowings; require an additional fee of $250,000, collateral monitoring costs of 0.2% of net sales, and provide for the issuance of warrants to the banks to purchase 425,000 shares of the Company's common stock for an exercise price of $1.00 per share. The warrants are exercisable at any time on or after March 31, 1998. The Company is amortizing the capitalized valuation of these warrants (approximately $156,000) through the period ending March 31, 1999 and accordingly recognized expense, associated with the warrants, of approximately $70,000 in 1997.

         On March 24, 1997, the Loan Agreement was amended to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% during agreed upon collateral overadvance periods; require additional fees of $325,000 and waive violations of certain covenants during 1996.

         On March 25, 1998, the Loan Agreement was amended to reduce the Revolver Agreement to $39,000,000, adjust the interest rate for the Revolver Agreement borrowings to prime plus 1.5%, require fees of $350,000 for March 1998 to March 1999 and waive violations of certain covenants during 1997. Additionally, if certain Revolver borrowing levels are exceeded beginning in the 1998 fourth quarter, the interest rates for the Revolver are increased to prime plus 3% and the interest rate for the Term Loan is increased to prime plus 3% or LIBOR plus 5.5%.

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

         Interest expense paid on notes payable to banks and subordinated notes (see Note 9) was approximately $3,199,000, $3,688,000, and $3,715,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.  COMMITMENTS AND CONTINGENCIES

         The Company leases warehouses, office space and transportation equipment under operating leases expiring at various times. Most of the operating leases contain renewal options. Rent free periods granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related lease terms. Total rent expense for all operating leases was $2,203,000 in 1997, $2,279,000 in 1996, and $2,385,000 in
1995.

         Future minimum operating lease payments at December 31, 1997 are as follows (in thousands):

          1998                             $1,960
          1999                              1,828
          2000                              1,522
          2001                              1,412
          2002                                672
          Thereafter                          611
                                           ------
                                           $8,005
                                           ======

         At December 31, 1997, the present value of future minimum capital lease payments was $223,000, which is included in other liabilities on the balance sheet. In 1995, the Company, through a financing lease, obtained computer equipment at a cost of $363,000, which for financial reporting purposes, has been accounted for as a capital lease.

         The Company licenses the rights to use certain brand names on its products, for which it is contingently obligated to pay minimum royalty and advertising fees through 2001 in the amount of approximately $2,988,000.

9.  SUBORDINATED DEBT

         At December 31, 1997, the Company had outstanding $6,444,000 of 13% Subordinated notes (the "Subordinated Notes") due December 15, 1999 with interest payable biannually on June 15 and December 15. The Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company may redeem all or part of the Subordinated Notes at any time at a price equal to the principal amount plus accrued interest.

         The fair value of the Company's Subordinated Notes is estimated to be 55% to 65% ($3,544,000 to $4,188,000) of face amount at December 31, 1997, based on nominal trading activity during the year.

10.  STOCKHOLDERS' EQUITY

         The Company is authorized to issue 25,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 1997 and 1996, the Company had 10,771,308 and 10,741,748 shares of common stock, issued and outstanding, respectively. No shares of preferred stock have been issued.

         In March 1995, the Company's Board of Directors declared a five percent stock dividend with respect to its common stock par value, $0.01 per share. Each holder of record on May 24, 1995 received one share of common stock for every 20 shares held, with cash being paid in lieu of issuing fractional shares. The distribution date was May 31, 1995. Accordingly, retained earnings and paid-in-capital reflect the stock dividend distribution and all prior year stock option information has been restated to reflect the 1995 dividend.

         In March 1996, in connection with the Company's Revolver Agreement and Term Loan, warrants were issued to purchase 425,000 shares of the Company's common stock (see Note 7). Additionally, in 1996, the Company issued warrants to purchase 200,000 shares, at an exercise price of $0.75 per share, to Trivest as part of the amendment to the Company's management agreement (see Note 13). These warrants are fully exercisable effective January 1, 1997 and expire December 31, 2001.

         In October, 1997, the Company issued a warrant to purchase 36,383 shares of the Company's common stock at an exercise price of $1.62 per share, which is exercisable from October 1997 through December 2000.

         The Company has four nonqualified stock option plans; the 1987 Stock Option Plan ("1987 SOP"), the 1990 Stock Option Plan ("1990 SOP"), the 1994 Stock Option Plan ("1994 SOP") and the 1997 Stock Option Plan ("1997 SOP"). Under the terms of the 1987 SOP, 1990 SOP, 1994 SOP and 1997 SOP, 550,000 shares, 650,000 shares, 150,000 shares, and 306,695 respectively, may be issued at not less than 100% of market value at the date of grant. Options issued under the plans expire ten years from date of grant and generally vest over five years from date of grant.

         The following table summarizes the activity of the Company's stock option plans:

                                     1997              1996              1995
                                 -----------      -----------      -----------

Balance outstanding at
  beginning of year               1,202,610        1,225,637        1,248,403
Granted                             140,000           45,000            5,250
Canceled                           (491,027)         (68,027)         (16,991)
Exercised                           (23,429)              --          (11,025)
                                 -----------      -----------      -----------
Balance outstanding at
  December 31                       828,154        1,202,610        1,225,637
                                 ===========      ===========      ===========

Price range per share            $0.75-$2.44      $0.75-$2.44      $0.79-$2.44
                                 ===========      ===========      ===========

Exercisable at December 31          699,669          928,367          751,465
                                 ===========      ===========      ===========
Available for grant at
  December 31                       709,119          110,417           87,401
                                 ===========      ===========      ===========

Weighted-average fair value
  of options granted during
  the year                       $   0.8572
                                 ===========


   The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                     WEIGHTED-
                       AVERAGE         WEIGHTED-                  AT DECEMBER 31, 1997
                     REMAINING           AVERAGE          -------------------------------------
EXERCISE           CONTRACTUAL          EXERCISE            OPTIONS             OPTIONS
PRICE                  LIFE              PRICE            OUTSTANDING         EXERCISABLE
-----------------------------------------------------------------------------------------------
$0.7500                  8 yrs           $0.7500             33,750              33,750
$0.7936                  4 yrs           $0.7936             55,678              55,678
$0.8125                  5 yrs           $0.8125            100,000             100,000
$0.8750                  5 yrs           $0.8750             25,000              25,000
$1.1250                  5 yrs           $1.1250             15,000                  --
$1.2471                1-3 yrs           $1.2471            206,997             206,997
$1.9274                  6 yrs           $1.9274            235,386             188,309
$2.2619                  7 yrs           $2.2619              5,250               3,150
$2.2675                  6 yrs           $2.2675              2,756               2,205
$2.3810                  7 yrs           $2.3810             96,075              57,645
$2.4376                  7 yrs           $2.4376             52,262              36,385
                                                            -------             -------
                                                            828,154             709,119
                                                            =======             =======


         The Company applies the provisions of Opinion 25 ("APB 25") and related interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements with respect to the above plans to the extent required by APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts below:

                                          1997           1996            1995
                                        --------       --------       ---------
(In thousands of dollars,
 except per share data)

         Pro forma net loss             $ (3,944)      $ (8,749)      $  (6,128)
                                        ========       ========       =========
         Pro forma net loss
          per share                     $  (0.37)      $  (0.81)      $   (0.57)
                                        ========       ========       =========



        As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of options by the Company. The pro forma additional compensation expense of $73,000, $25,000 and $1,000 for 1997, 1996 and 1995, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                                  1997       1996       1995
                                                  ----       ----       ----

        Dividend yield                              0%         0%         0%
        Expected volatility                  50% - 52%        56%        61%
        Risk free interest
         rate                            5.81% - 6.42%      6.34%      7.09%
        Expected option lives                3.25 - 5          9       9.33
         (in years)

11.  INCOME TAXES

   The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 1997 are as follows:

                                          1997          1996          1995
(In thousands)                          -------       -------       -------

         Current                        $   (61)      $(1,577)      $(2,039)
         Deferred                         1,218           845          (669)
                                        -------       -------       -------
                                        $ 1,157       $  (732)      $(2,708)
                                        =======       =======       =======

     The total Federal and state provision (benefit) for income taxes is as follows:

                                          1997          1996          1995
(In thousands)                          -------       -------       -------

         Federal                        $   844       $  (498)      $(2,712)
         State                              313          (234)            4
                                        -------       -------       -------
                                        $ 1,157       $  (732)      $(2,708)
                                        =======       =======       =======

         A reconciliation of the statutory provision and the effective provision for income taxes is as follows:

(In thousands)                             1997          1996          1995
                                         -------       -------       -------

Income tax at statutory rate             $  (923)      $(3,215)      $(3,004)
State income taxes, net of
 federal benefit                             195             7           200
Impairment of goodwill                        --         2,173            --
Amortization expense                          54            45            70
Refund of prior year's income
 taxes and related adjustments                --          (473)          (37)
Other, net                                   (17)         (157)           63
                                         -------       -------       -------
                                            (691)       (1,620)       (2,708)
Valuation allowance                        1,848           888            --
                                         -------       -------       -------
                                         $ 1,157       $  (732)      $(2,708)
                                         =======       =======       =======

  The components of the net deferred tax (assets) and liabilities recorded on the balance sheets at December 31, 1997 and 1996 are as follows:

(In thousands)                                        1997          1996
                                                    -------       -------
Deferred Tax Liabilities:
 LIFO inventory adjustments                         $ 1,157       $ 1,167
 Depreciation                                            49            --
                                                    -------       -------
     Total deferred tax liabilities                   1,206         1,167

Deferred Tax (Assets):
 Federal net operating loss
  carryovers                                         (3,159)       (1,855)
 State net operating loss
  carryover                                          (1,188)         (900)
 State jobs credit carryover                           (237)         (237)
 Alternative minimum tax credit carryover              (199)           --
 Accounts receivable and sales
  allowances                                         (1,022)         (870)
 Capitalized trademarks                                (599)         (590)
 Capitalized inventory                                 (236)         (310)
 Deferred compensation                                  (73)         (260)
 Employee benefit reserves                             (140)         (121)
 Operating leases                                       (90)         (100)
 Depreciation                                            --           (16)
 Other                                                  (63)          (71)
                                                    -------       -------
                                                     (7,006)       (5,330)
Valuation allowance on deferred
 tax (assets)                                         5,800         2,922
                                                    -------       -------
     Total deferred tax (assets)                     (1,206)       (2,408)
                                                    -------       -------

     Net Deferred Taxes                             $    --       $(1,241)
                                                    =======       =======




         As of December 31, 1997, the Company had approximately $8,948,000 of net operating loss carryforwards for U.S. Federal income tax purposes. These carryforwards expire through the year 2012. The timing and manner in which $2,147,000 of these loss carryforwards may be utilized in any year by the Company will be limited in accordance with Internal Revenue Code Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

         The Company has valuation allowances of $5,800,000 and $2,922,000 in 1997 and 1996, respectively, to reflect management's estimate of the total amount of deferred tax assets and net operating loss carryforwards, which may not be realized depending on future operating results of the Company. The increase in the valuation allowance in 1997 is due to continuing operating losses.

         Income taxes paid during 1997, 1996 and 1995 were $2,000, $82,000, and $215,000, respectively.

12.  EMPLOYEE BENEFIT PLANS

         The Company maintains employee profit sharing plans covering all domestic employees. No contribution was made for the years ended December 31, 1997, 1996 and 1995.

13.  RELATED PARTY TRANSACTIONS

         As of January 1, 1987, the Company entered into a management agreement with Trivest, Inc. ("Trivest"). Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the management agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The term of the management agreement was for a seven-year period, which required payment of an annual cash management fee of $675,000 (subject to inflation adjustments), payable in advance in equal quarterly installments. The management agreement was amended, effective January 1, 1992, to reduce the annual management fee to $475,000 (subject to inflation adjustments) and was again amended, effective January 1, 1993, to further reduce the annual management fee to $250,000 (subject to inflation adjustments).

         Pursuant to the second amendment, the term of the management agreement was extended four years (expiring December 31, 1997) and Trivest received a restricted stock award consisting of 225,000 shares of the Company's $.01 par value common stock. The stock award restrictions lapse in five equal annual installments commencing January 1, 1994, subject to acceleration of vesting in certain circumstances, including a change of control of the Company. The Company recognized $338,000 of deferred management fee expense, relating to the stock award, based upon the fair market value at date of grant. The $338,000 is being amortized over the five year vesting period and accordingly, the Company recognized approximately $68,000, $67,000, and $68,000 of management fee expense for the years ended December 31, 1997, 1996, and 1995, respectively.

         Effective December 1, 1994, the management agreement was amended and restated due to the acquisition of M&L. This amendment increased the yearly fee to $350,000 (subject to inflation adjustments). Effective January 1, 1996, the management agreement was amended to reduce the yearly fee to $180,000 (subject to inflation adjustments). Additionally, the agreement provided for the issuance of a warrant to purchase 200,000 shares of the Company's stock. The Company recognized expense of approximately $109,000 in 1997 relating to the valuation of this warrant.

         Effective January 1, 1998, the Company entered into a new management agreement with Trivest (the "New Agreement"). The New Agreement requires an annual cash management fee of $200,000, payable in advance in equal quarterly installments and expires December 31, 1998.

         The Company expensed approximately $186,000, $180,000, and $366,000 for services rendered under the management agreement during the years ended December 31, 1997, 1996, and 1995 respectively.

         Certain former officers of the Company have a minority interest in the equity securities of a vendor. The vendor supplies warehousing and distribution facilities to Andy Johns and Mackintosh. This vendor relationship, which was under contract until 1999, was terminated as of December 31, 1996 for a negotiated payment of $525,000 (of which $125,000 was paid out in 1997), and has been included as part of restructuring expenses in 1996 (see Note 5.) During the years ended December 31, 1996 and 1995, actual warehousing and shipping expenses to this vendor totaled approximately $884,000 and $633,000, respectively.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited consolidated quarterly financial data for fiscal years 1997 and 1996 is as follows (in thousands, except per share amounts):

                                 FIRST            SECOND           THIRD         FOURTH
                                QUARTER          QUARTER          QUARTER       QUARTER
                                  1997             1997            1997           1997
                               ----------       ----------       ---------      --------
Net sales                      $   14,849       $   12,845       $  41,798      $ 23,714
                               ==========       ==========       =========      ========

Gross profit                   $    3,812       $    3,021       $  11,682      $  4,646
                               ==========       ==========       =========      ========

Net earnings (loss)            $   (1,110)      $   (1,458)      $   2,504      $ (3,807)
                               ==========       ==========       =========      ========
Basic and diluted
 earnings (loss)
 per common share              $    (0.10)      $    (0.14)      $    0.23      $  (0.35)
                               ==========       ==========       =========      ========


                                 FIRST            SECOND           THIRD         FOURTH
                                QUARTER          QUARTER          QUARTER       QUARTER
                                  1996             1996            1996           1996
                               ----------       ----------       ---------      --------

Net sales                      $   16,236       $   12,893       $  46,301      $ 29,995
                               ==========       ==========       =========      ========

Gross profit                   $    3,966       $    2,557       $  12,517      $  8,273
                               ==========       ==========       =========      ========

Net earnings (loss)            $   (1,413)      $   (2,181)      $   2,830      $ (7,960)
                               ==========       ==========       =========      ========
Basic and diluted
 earnings (loss)
 per common share              $    (0.13)      $    (0.20)      $    0.26      $  (0.74)
                               ==========       ==========       =========      ========



         The 1997 fourth quarter includes restructuring charges of $465,000 relating to salary and separation costs and $1,069,000 of tax expense relating to the valuation of deferred tax assets for a total effect of $0.14 per common share, net of taxes. The 1997 fourth quarter also includes the adverse effects on the outerwear industry of higher levels of carryover inventory, at both the retail and manufacturer/importer level, from 1996 to 1997, due to the effects of the 1996/1997 warm Fall/Winter season. This caused retailers to delay and reduce ordering Fall 1997 merchandise. These factors caused the Company to sustain losses in the fourth quarter due to the sale of inventory during the 1997 fourth quarter at low margins and markdown of remaining Fall 1997 inventory. During the 1997 fourth quarter, the Company expensed inventory markdowns of $1,758,000, compared to $638,000 during the 1996 fourth quarter.

         The 1996 fourth quarter includes the effects of restructuring expenses, impairment of long-lived assets and valuation allowances on Federal tax net operating loss carryforwards totaling $9,101,000, net of taxes, or $0.85 per share. These charges primarily resulted from the evaluation of recoverability of such assets, particularly considering certain events, which principally occurred in the fourth quarter, including: changes in key members of management, government regulations regarding cotton sleepwear, loss of market share, and loss of a key customer.

                                                                      Schedule I

                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS

                           December 31, 1997 and 1996
                             (Dollars in thousands)

                                                                  1997           1996
                                                                --------       --------
ASSETS

Current assets:
 Cash and cash equivalents...............................       $     --       $     29
 Accounts receivable.....................................              7             25
 Intercompany accounts receivable........................          1,095          4,191
 Federal income tax receivable...........................             --          1,455
 Prepaid expenses and other..............................              5             31
                                                                --------       --------
               Total current assets......................          1,107          5,731

Investments in subsidiaries..............................         13,220         12,346
Property, plant and equipment, net.......................             32             18
Other assets, net........................................             88             69
                                                                --------       --------
                                                                $ 14,447       $ 18,164
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.......................................        $    110       $     49
 Accrued liabilities....................................             214            455
                                                                --------       --------
               Total current liabilities................             324            504

Subordinated notes......................................           6,444          6,444
Other liabilities.......................................              21             38

Stockholders' Equity:
 Common stock...........................................             108            107
 Additional paid-in capital.............................          26,610         26,311
 Accumulated deficit....................................         (19,060)       (15,240)
                                                                --------       --------
               Total stockholders' equity...............           7,658         11,178
                                                                --------       --------
                                                                $ 14,447       $ 18,164
                                                                ========       ========

                                                                      Schedule I
                                                                          Cont'd
                                BISCAYNE APPAREL, INC.
                                 (PARENT COMPANY ONLY)
                               STATEMENTS OF OPERATIONS

                      Years ended December 31, 1997, 1996 and 1995
                                  (Dollars in thousands)


                                                               1997          1996          1995
                                                             -------       -------       -------
Expenses:
  General and administrative expenses..............          $   200       $    67       $    35
  Management fee to Trivest, Inc...................              186           180           366
                                                             -------       -------       -------
Operating expenses.................................             (386)         (247)         (401)


Other income and (expenses):
  Interest and other expenses......................             (883)         (838)         (954)
  Intercompany interest income.....................              495           519           551
  Interest and other income........................               11            37            40
  Equity in and gain on sale of investee...........               --           123           122
  Equity in loss of subsidiaries, net of
   applicable income taxes.........................           (2,089)       (8,673)       (5,826)
  Management fee from subsidiaries.................              186           180           366
                                                             -------       -------       -------
Loss before provision (benefit) for income taxes...           (2,666)       (8,899)       (6,102)

Provision (benefit) for income taxes...............            1,205          (175)           25
                                                             -------       -------       -------
Net loss...........................................          $(3,871)      $(8,724)      $(6,127)
                                                             =======       =======       =======



                                                                      Schedule I
                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)

                                                                    1997          1996           1995
                                                                   -------       -------       -------
OPERATING ACTIVITIES:
 Net loss                                                          $(3,871)      $(8,724)      $(6,127)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Noncash stock compensation expense                                   68            67            68
   Equity in loss of subsidiaries                                    2,089         8,673         5,826
   Gain on sale and equity in net income of investee                    --          (123)         (122)
   Depreciation expense                                                  5             6             5
   Amortization expense                                                 69            --            --
   Amortization of debt issuance costs                                 109

(Increase) decrease in operating assets:
   Trade accounts receivable                                            17             3            36
   Prepaid expenses and other                                           26            --            54
   Federal income tax receivable                                     1,455           514        (1,969)
   Other assets                                                         68           (42)           49

Increase (decrease) in operating liabilities:
   Accounts payable                                                     62            49           (45)
   Accrued liabilities                                                (242)           74          (536)
   Other liabilities                                                   (17)          (10)           (6)
                                                                   -------       -------       -------
   Net cash (used in) provided by operating activities                (162)          487        (2,767)


INVESTING ACTIVITIES:
 Capital expenditures                                                  (19)           (1)           (6)
 Proceeds on sale of Hartwell Sports, Inc.                              --         1,750            --
                                                                   -------       -------       -------
   Net cash (used in) provided by investing activities                 (19)        1,749            (6)

FINANCING ACTIVITIES:
 Repayments (advances) of intercompany loans                           134        (2,236)        6,761
 Payment on subordinated notes                                          --            --        (4,776)
 Proceeds from exercise of employee stock options                       18            --            13
                                                                   -------       -------       -------
     Net cash provided (used in) by financing activities               152        (2,236)        1,998
                                                                   -------       -------       -------
Net (decrease) increase in cash and cash equivalents                   (29)            0          (775)
Cash and cash equivalents at beginning of year                          29            29           804
                                                                   -------       -------       -------
Cash and cash equivalents at end of year                           $     0       $    29       $    29
                                                                   =======       =======       =======



                          (Continued on following page)

                                                                      Schedule I
                                                                          Cont'd

                             BISCAYNE APPAREL, INC.
                               PARENT COMPANY ONLY
                        STATEMENTS OF CASH FLOWS (Cont'd)
                  Years Ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)



                                                              1997        1996         1995
                                                             ------      ------      ------
Supplemental disclosure:
  Interest paid                                              $  838      $  838      $  957
  Income taxes paid                                          $    2      $    1      $   10


Supplemental schedule of noncash financing
 activities:
   Net changes in investments in subsidiaries                $2,963      $  500      $   --




                                                                     Schedule II

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in Thousands)




----------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                          |  COLUMN B          |        COLUMN C           |  COLUMN D        |  COLUMN E |
----------------------------------------------------------------------------------------------------------------------------------
              Description                        |  Balance at        |          Additions        |  Deductions      |  Balance  |
                                                 |  beginning         |  Charged to   Charged to                     |   at end  |
                                                 |  of year           |   costs and     other     |                  |  of year  |
                                                 |                    |   expenses     accounts   |                  |           |
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Allowance for doubtful accounts                 $     169                 $  204                    $   205           $    168
  Allowance for sales discounts                          96                    456                        452                100
  Reserve for sales allowance                           300                    566                        339                527
  Reserve for advertising allowance                     123                    248                        203                168
  Reserve for freight and warehouse discounts           105                    272                        254                123
  Reserve for returns                                 1,225                  3,075                      3,108              1,192


Year ended December 31, 1996:
  Allowance for doubtful accounts                 $     227                 $  223      $ 44          $   325           $    169
  Allowance for sales discounts                         162                    522        --              588                 96
  Reserve for sales allowance                           404                    671        --              775                300
  Reserve for advertising allowance                      99                    222        --              198                123
  Reserve for freight and warehouse discounts            72                    396        --              363                105
  Reserve for returns                                 1,003                  3,875        --            3,653              1,225


Year ended December 31, 1995:
  Allowance for doubtful accounts                 $     422                 $  400      $(71)         $   524           $    227
  Allowance for sales discounts                         156                    561        --              555                162
  Reserve for sales allowance                           334                    371        --              301                404
  Reserve for advertising allowance                      97                    203        --              201                 99
  Reserve for freight and warehouse discounts            15                    258        --              201                 72
  Reserve for returns                                   730                  2,866        --            2,593              1,003





                                      F-26