Form 10-Q
period 1998-03-31
BISCAYNE APPAREL INC /FL/
filed 1998-05-15
CIK 88706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                          MARCH 31, 1998
                      ----------------------------------------------------------


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


                  1373 BROAD STREET, CLIFTON, NEW JERSEY 07013
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (973) 473-3240
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At March 31, 1998, there were 10,771,622 outstanding shares of the registrant's Common Stock, $0.01 par value.



================================================================================

                             BISCAYNE APPAREL, INC.

                                      INDEX

                                                                PAGE NO.
                                                                --------
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997 ..............       2

         Consolidated Statements of Operations
         Three Months Ended March 31, 1998 and 1997 ........       3

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997 ........       4

         Notes to Consolidated Financial Statements ........      5-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....       7


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings ........................      10

         Item 6 - Exhibits and Reports on Form 8-K .........      10

         Signatures ........................................      11

                                    BISCAYNE APPAREL, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                                  MARCH 31,     DECEMBER 31,
                                                                    1998           1997
                                                                  --------      -----------
                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ................................      $    356       $    268
  Trade accounts receivable, less allowances
   of $1,361 in 1998 and $2,278 in 1997 ....................         7,382         13,509
  Inventories ..............................................        21,532         17,258
  Prepaid expenses and other ...............................         1,164            962
  Federal income tax receivable ............................         1,170             --
                                                                  --------       --------
     Total current assets ..................................        31,604         31,997

Property, plant and equipment, less
  accumulated depreciation of $2,679 in 1998
  and $2,517 in 1997 .......................................         2,732          2,739
Other assets, net ..........................................           367             81
                                                                  --------       --------
                                                                  $ 34,703       $ 34,817
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................      $  5,763       $  4,320
  Accrued liabilities ......................................         3,077          4,878
  Notes payable to banks ...................................        10,777          6,855
  Current portion of long-term debt ........................         2,500          2,000
                                                                  --------       --------
     Total current liabilities .............................        22,117         18,053


Subordinated notes .........................................         6,444          6,444
Long-term debt .............................................            --          2,500
Other liabilities ..........................................           387            162

Commitments and contingencies ..............................            --             --

Stockholders' Equity:
 Preferred stock - par value $0.01;
  5,000,000 shares authorized; no shares issued
 Common stock - par value $0.01; 25,000,000 shares
  authorized; 10,771,622 and 10,771,308 shares
  outstanding at March 31, 1998 and
  December 31, 1997, respectively ..........................           108            108
Additional paid-in capital .................................        26,610         26,610
Accumulated deficit ........................................       (20,963)       (19,060)
                                                                  --------       --------
                                                                     5,755          7,658
                                                                  --------       --------
     Total stockholders' equity ............................      $ 34,703       $ 34,817
                                                                  ========       ========


                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars, except per share data)
                                  (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -------------------------------
                                                                         1998               1997
                                                                     ------------       ------------
Net sales .....................................................      $     11,311       $     14,849

Operating costs and expenses:
  Cost of goods sold ..........................................             8,902             11,037
  Selling, general and administrative .........................             4,559              4,947
                                                                     ------------       ------------
Operating loss ................................................            (2,150)            (1,135)

Other income and (expenses):
 Interest and other expenses ..................................              (660)              (555)
 Interest and other income ....................................                 4                 13
                                                                     ------------       ------------
Loss before income tax benefit ................................            (2,806)            (1,677)

Income tax benefit ............................................              (903)              (567)
                                                                     ------------       ------------
Net loss ......................................................      $     (1,903)      $     (1,110)
                                                                     ============       ============
Basic and diluted loss per common share .......................      $      (0.18)      $      (0.10)
                                                                     ============       ============
Shares used in computing basic and diluted loss per common
 share ........................................................        10,771,622         10,741,819
                                                                     ============       ============



                             See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ---------------------
                                                                        1998          1997
                                                                       -------       -------
Operating activities:
 Net loss .......................................................      $(1,903)      $(1,110)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation expense .........................................          161           144
   Amortization expense .........................................           (4)           78
   Amortization of unearned stock award compensation ............           --            17
   Amortization of warrant costs ................................           17            33
   Provision for losses and sales allowances on receivables .....          637           635

 (Increase) decrease in operating assets:
  Trade accounts receivable .....................................        5,490         4,421
  Inventories ...................................................       (4,274)         (920)
  Prepaid expenses and other ....................................         (202)          140
  Federal income tax receivable .................................       (1,170)         (640)
  Other assets ..................................................         (300)         (306)

 Increase (decrease) in operating liabilities:
  Accounts payable ..............................................        1,443           534
  Accrued liabilities ...........................................       (1,798)       (1,670)
  Other liabilities .............................................          245           (58)
                                                                       -------       -------
    Net cash (used in) provided by operating activities .........       (1,658)        1,298

Investing activities:
 Capital expenditures ...........................................         (154)         (124)
                                                                       -------       -------
   Net cash used in investing activities ........................         (154)         (124)

Financing activities:
 Payments under notes payable to banks ..........................       (5,009)       (5,306)
 Borrowings under notes payable to banks ........................        8,931         6,190
 Principal payments under term loan .............................       (2,000)       (1,750)
 Principal payments of long-term debt and capital leases ........          (22)          (22)
                                                                       -------       -------
   Net cash provided by (used in) financing activities ..........        1,900          (888)

Net increase in cash and cash equivalents .......................           88           286
Cash and cash equivalents at beginning of year ..................          268           327
                                                                       -------       -------
Cash and cash equivalents at end of period ......................      $   356       $   613
                                                                       =======       =======
Supplemental disclosure information:

 Interest expense paid ..........................................      $   457       $   366
 Income taxes paid ..............................................      $    12       $    --




                            See accompanying notes.

                             BISCAYNE APPAREL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes with respect thereto, contained in the Biscayne Apparel, Inc., ("Company") 1997 Annual Report on Form 10-K.

         The consolidated financial statements of the Company include the accounts of the parent company, and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII"), and M&L International, Inc. ("M&L") and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri, and GES ceased operations due to operating losses caused by labor increases and production inefficiencies. Through December 31, 1997, BAII operated through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co., ("Mackintosh") Mackintosh (U.K.) Limited, and Amy Industries De Honduras, S.A. de C.V. As of January 1, 1998, the assets, liabilities and operations of Andy Johns were contributed by BAII into Mackintosh. All material intercompany balances and transactions have been eliminated. Certain amounts included in prior period financial statements have been reclassified to conform with the 1998 presentation.

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

3. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

4. Effective for the year ending December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS No. 128") which requires the presentation of basic earnings per share ("Basic EPS"), and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income
         (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilutive effect if securities or other contracts to issue common stock were exercised or converted. FAS No. 128 requires the restatement of all prior period earnings per share data presented including interim periods.

         The numerator and denominator of the basic and dilutive per share computations are as follows (in thousands, except per share amounts):

                                                 For the Three Months
                                                     Ended March 31,
                                           -------------------------------
                                                1998                1997
                                           ------------       ------------
            Numerator:  Net Loss           $     (1,903)      $     (1,110)
            Denominator:  Shares
             Outstanding                     10,771,622         10,741,819
            Basic and Dilutive
             Net Loss Per Share            $      (0.18)      $      (0.10)

         The Company has not included potential common shares in the Diluted EPS computation as the result is antidilutive.

         Options and warrants to purchase 1,311,838 and 1,344,568 shares of common stock at prices ranging from $0.75 to $2.44 per share were outstanding at March 31, 1998 and 1997, respectively. These shares were not included in the computation of Diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire from June 1997 to November 2007, were still outstanding at the end of each respective period.

5. Inventories at March 31, 1998 and December 31, 1997 are comprised of the following:

                                     March 31, 1998  December 31, 1997
                                     --------------  -----------------
            Raw materials             $ 5,513,000      $ 4,067,000
            Work-in-process             5,053,000        1,944,000
            Finished goods             10,966,000       11,247,000
                                      -----------      -----------
                                      $21,532,000      $17,258,000
                                      ===========      ===========


6. Included in accounts payable at March 31, 1998 and March 31, 1997 are the Company's obligations under outstanding letters of credit of $1,722,000 and $1,474,000, respectively.

7. On March 25, 1998 Biscayne amended its Loan Agreement to reduce the Revolver Agreement to $39,000,000; adjust the interest rate for the Revolver Agreement borrowings to prime plus 1.5%, require fees of $350,000 for the period March 1998 to March 1999 and waive violations of certain covenants during the 1997 period. Additionally, if certain Revolver borrowing levels are exceeded beginning in the 1998 fourth quarter, the interest rates for the Revolver are increased to prime plus 3% and the interest rate for the Term Loan is increased to prime plus 3% or LIBOR plus 5.5%.

8. In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued, effective for the fiscal year ending December 31, 1998. Earlier adoption for interim periods is not required, and the Company is currently evaluating the financial statement impact.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 VERSUS QUARTER ENDED MARCH 31, 1997:

Net sales for the first quarter of 1998 decreased to $11,311,000 from the first quarter 1997 sales of $14,849,000. The 24% decrease was due to soft spring sales at all of the Company's subsidiaries, most notably Mackintosh. First quarter sales are historically low, due to the Company's seasonal business.

Consolidated sales backlog at March 31, 1998 was $52,461,000, compared to $65,420,000 at March 31, 1997. The decrease of 20% is largely due to decreased sales backlog from M&L and Mackintosh.

Cost of goods sold, as a percentage of net sales, was 79% versus 74% for the quarters ended March 31, 1998 and 1997, respectively. The increase is mainly attributable to higher costs of production at Varon.

Selling, general and administrative expenses ("S,G&A") decreased to $4,559,000 for the three months ended March 31, 1998, compared to $4,947,000 in the 1997 first quarter. This 8% decrease results from further cost reductions, particularly in Mackintosh, and lower sales volume.

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

OshKosh B'Gosh, Inc. ("OshKosh") notified M&L during the second quarter of 1997 that it will not renew its outerwear license with M&L after May 31, 1998. As part of a strategy adopted over the last several years, OshKosh will sell directly to retailers. For the three months ended March 31, 1998 and 1997, M&L's sales of OshKosh outerwear were $3,203,000 and $2,066,000, respectively, and for the year ended December 31, 1997 M&L's sales of OshKosh outerwear were $19,888,000. M&L's strategy is to replace the OshKosh brand sales of outerwear with several well-known brand name children's outerwear and activewear licenses. It is unknown whether M&L's strategy will be successful in replacing such levels of OshKosh sales and related margins in the future.

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

OTHER

Interest and other expenses for the quarter ended March 31, 1998 increased to $660,000 from $555,000 for the comparable quarter of 1997. The increase is primarily due to higher borrowings incurred during 1998, due to higher inventory levels.

Interest and other income decreased to $4,000 during the first quarter of 1998, compared to $13,000 in 1997. The decline is primarily due to the final payment in 1997 of a small note receivable and its related interest income.

INCOME TAXES

The Company's effective tax rate for the quarter ended March 31, 1998 was affected by valuation allowances related to deferred tax debits and Federal and state operating loss carryforwards recorded at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $356,000 and $268,000 at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998, the Company's working capital was $9,487,000, representing a current ratio of 1.43 to 1. This compares to working capital of $13,944,000 and a current ratio of 1.77 to 1 at December 31, 1997. These changes are due to seasonal reductions of accounts receivable, increased inventories, increased bank debt and operating losses sustained.

As presented in the Consolidated Statements of Cash Flows for the three months ended March 31, 1998, the decrease of accounts receivable of $5,490,000, the increase in inventories of $4,274,000 and accounts payable of $1,443,000 and the decrease in accrued liabilities of $1,798,000 are due to the seasonality of the Company's operations. On March 31, 1998 the Company repaid $2,000,000 of its long-term debt.

Capital expenditures for the three months ended March 31, 1998 increased to $154,000 from $124,000 in 1997. The increase is mainly attributable to increased leasehold improvements at Mackintosh offset by decreased equipment expenditures at M&L.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits:

                           10 Fourth Amendment and Waiver to Second Amended and Restated Credit Agreement and Guaranty dated as of March 25, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              BISCAYNE APPAREL, INC.




Date:  May 15, 1998           By: /s/ Earl W. Powell
                                 ----------------------------------------
                                 Earl W. Powell
                                 Chairman of the Board and Chief
                                 Executive Officer



Date:  May 15, 1998           By: /s/ Peter Vandenberg, Jr.
                                 ----------------------------------------
                                 Peter Vandenberg, Jr.
                                 President, Chief Operating Officer,
                                 Treasurer and Chief Financial
                                 Officer