Form 10-Q
period 1998-06-30
BISCAYNE APPAREL INC /FL/
filed 1998-08-13
CIK 88706

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

                      For the quarter ended       JUNE 30, 1998
                                            ---------------------------

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

                                 (973) 473-3240
               --------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At June 30, 1998, there were 10,771,622 outstanding shares of the registrant's Common Stock, $0.01 par value.



================================================================================

                             BISCAYNE APPAREL, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

         Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997....................           2

         Consolidated Statements of Operations
         Six Months Ended June 30, 1998 and 1997................           3

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997................           4

         Notes to Consolidated Financial Statements.............          5-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........          7-10


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings.............................           11

         Item 6 - Exhibits and Reports on Form 8-K..............           11

         Signatures.............................................           13

                                    BISCAYNE APPAREL, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)


                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                         -------    ------------
                                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents .......................     $    205      $   268
  Trade accounts receivable, less allowances
   of $1,476 in 1998 and $2,278 in 1997 ...........       12,756       13,509
  Inventories .....................................       26,670       17,258
  Prepaid expenses and other ......................        1,371          962
  Federal income tax receivable ...................           --           --
                                                        --------      -------
     Total current assets .........................       41,002       31,997

Property, plant and equipment, less
  accumulated depreciation of $2,846 in 1998
  and $2,517 in 1997 ..............................        2,631        2,739
Other assets, net .................................          210           81
                                                        --------      -------
                                                        $ 43,843      $34,817
                                                        ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................     $  8,216      $ 4,320
  Accrued liabilities .............................        3,228        4,878
  Notes payable to banks ..........................       21,179        6,855
  Current portion of long-term debt ...............        2,500        2,000
                                                        --------      -------
     Total current liabilities ....................       35,123       18,053

Subordinated notes ................................        6,444        6,444
Long-term debt ....................................          280        2,500
Other liabilities .................................           --          162

Commitments and contingencies .....................           --           --

Stockholders, Equity:
  Preferred stock - par value $0.01;
    5,000 shares authorized; no shares issued
Common stock - par value $0.01; 25,000,000 shares
  authorized; 10,771,622 and 10,771,308 shares
  outstanding at June 30, 1998 and
  December 31, 1997, respectively..................          108          108
Additional paid-in capital.........................       26,610       26,610
Accumulated deficit ...............................      (24,722)     (19,060)
                                                        --------      -------
                                                           1,996        7,658
                                                        --------      -------
     Total stockholders' equity ...................     $ 43,843      $34,817
                                                        ========      =======


                            See accompanying notes.

                             BISCAYNE APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                           -------------------------------       -------------------------------
                                                               1998                1997              1998               1997
                                                           ------------       ------------       ------------       ------------

Net sales ...........................................      $     14,517       $     12,845       $     25,828       $     27,694

Operating costs and expenses:
  Cost of goods sold ................................            11,880              9,824             20,782             20,861
  Selling, general and administrative ...............             4,623              4,791              9,182              9,738
                                                           ------------       ------------       ------------       ------------
Operating loss ......................................            (1,986)            (1,770)            (4,136)            (2,905)

Other income and (expenses):
 Interest and other expenses ........................              (870)              (707)            (1,530)            (1,262)
 Interest and other income ..........................                --                  8                  4                 21
                                                           ------------       ------------       ------------       ------------
Loss before income tax provision (benefit) ..........            (2,856)            (2,469)            (5,662)            (4,146)

Income tax provision (benefit) ......................               903             (1,011)                --             (1,578)
                                                           ------------       ------------       ------------       ------------
Net loss ............................................      $     (3,759)      $     (1,458)      $     (5,662)      $     (2,568)
                                                           ============       ============       ============       ============
Basic and diluted loss per common share .............      $      (0.35)      $      (0.14)      $      (0.53)      $      (0.24)
                                                           ============       ============       ============       ============
Shares used in computing basic and diluted loss
 per common share ...................................        10,771,662         10,762,895         10,771,622         10,753,037
                                                           ============       ============       ============       ============



                            See accompanying notes.

                             BISCAYNE APPAREL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------
Operating activities:
 Net loss ......................................................      $ (5,662)      $ (2,568)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Loss on sale of assets ......................................            --              3
   Depreciation expense ........................................           328            288
   Amortization expense ........................................            (9)            73
   Amortization of unearned stock award compensation ...........            --             34
   Amortization of warrant costs ...............................            35            104
   Provision for losses and sales allowances on receivables ....         1,274          1,312

 (Increase) decrease in operating assets:
  Trade accounts receivable ....................................          (521)         1,432
  Inventories ..................................................        (9,412)       (13,476)
  Prepaid expenses and other ...................................          (409)           105
  Federal income tax receivable ................................            --         (1,552)
  Other assets .................................................          (155)          (116)

 Increase (decrease) in operating liabilities:
  Accounts payable .............................................         3,896          4,642
  Accrued liabilities ..........................................        (1,643)        (2,048)
  Other liabilities ............................................           153           (115)
                                                                      --------       --------
    Net cash used in operating activities ......................       (12,125)       (11,882)

Investing activities:
 Capital expenditures ..........................................          (220)          (179)
                                                                      --------       --------
   Net cash used in investing activities .......................          (220)          (179)

Financing activities:
 Payments under notes payable to banks .........................       (26,141)        (9,258)
 Borrowings under notes payable to banks .......................        40,465         23,079
 Principal payments under term loan ............................        (2,000)        (1,750)
 Principal payments of long-term debt and capital leases .......           (42)           (42)
 Proceeds from exercise of employee stock options ..............            --             18
                                                                      --------       --------
   Net cash provided by financing activities ...................        12,282         12,047

Net decrease in cash and cash equivalents ......................           (63)           (14)
Cash and cash equivalents at beginning of year .................           268            327
                                                                      --------       --------
Cash and cash equivalents at end of period .....................      $    205       $    313
                                                                      ========       ========

 Interest expense paid .........................................      $ 1 ,464       $  1,142
 Income taxes paid .............................................      $     12       $     --




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

3. The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The numerator and denominator of the basic and dilutive per share computations are as follows (in thousands, except per share amounts):

                                            QUARTER ENDED                      SIX MONTHS ENDED
                                                JUNE 30                             JUNE 30
                                   -------------------------------       -------------------------------
                                       1998               1997                1998               1997
                                   ------------       ------------       ------------       ------------
         Numerator: Net Loss       $     (3,759)      $     (1,458)      $     (5,662)      $     (2,568)
         Denominator:
           Shares
           Outstanding               10,771,622         10,762,895         10,771,622         10,753,037
         Basic and Dilutive
           Net Loss Per Share      $      (0.35)      $      (0.14)      $      (0.53)      $      (0.24)



         The Company has not included potential common shares in the Diluted EPS computation as the result is antidilutive.

         Options and warrants to purchase 1,311,838 and 982,903 shares of common stock at prices ranging from $0.75 to $2.44 per share were outstanding at June 30, 1998 and 1997, respectively. These shares were not included in the computation of Diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options outstanding at June 30, 1998 expire from November 1998 to November 2007.

5. Inventories at June 30, 1998 and December 31, 1997 are comprised of the following:

                             JUNE 30, 1998   DECEMBER 31, 1997
                             -------------   -----------------

         Raw materials        $ 6,423,000      $ 4,067,000
         Work-in-process        4,315,000        1,944,000
         Finished goods        15,932,000       11,247,000
                              -----------      -----------
                              $26,670,000      $17,258,000
                              ===========      ===========


6. Included in accounts payable at June 30, 1998 and June 30, 1997 are the Company's obligations under outstanding letters of credit of $3,532,000 and $3,761,000, respectively.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 VERSUS QUARTER ENDED JUNE 30, 1997:

Net sales for the second quarter of 1998 were $14,517,000, which exceeded the second quarter 1997 sales by 13%. The increase was the result of a sales increase at M&L offset by slight sales decreases at Mackintosh and Varon. Second quarter sales typically approximate 10-15% of total year sales, due to the Company's seasonal business.

Cost of goods sold, as a percentage of net sales was 82% versus 76% for the quarter ended June 30, 1998 and 1997, respectively. The increase is primarily due to higher costs of production at Varon.

Selling, general and administrative expenses ("S,G&A") as a percentage of net sales decreased to 32% in 1998 from 37% in 1997. This decrease is a result of management's continuous efforts to reduce costs.

OTHER

Interest and other expense for the quarter ended June 30, 1998 increased to $870,000 from $707,000 in the 1997 second quarter due to higher borrowings.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30,
1997:

Net sales for the first six months of 1998 decreased to $25,828,000 from the first six months of 1997 sales of $27,694,000. The 7% decrease was due to soft spring sales at Mackintosh and Varon. First half sales are historically low, due to the Company's seasonal business.

Consolidated sales backlog at July 17, 1998 was $45,585,000, compared to $62,294,000 at July 16, 1997. The decrease of 27% is largely due to decreased sales backlog in each of the Company's operating units.

Cost of goods sold, as a percentage of net sales, was 80% versus 75% for the six months ended June 30, 1998 and 1997, respectively. The increase is mainly attributable to higher costs of production at Varon.

S,G&A decreased to $9,182,000 for the six months ended June 30, 1998, compared to $9,738,000 in 1997. This 6% decrease results from further cost reductions, particularly in Mackintosh, and lower sales volume.

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

OshKosh B'Gosh, Inc. ("OshKosh") notified M&L during the second quarter of 1997 that it will not renew its outerwear license with M&L after May 31, 1998. As part of a strategy adopted over the last several years, OshKosh will sell directly to retailers. For the six months ended June 30, 1998 and 1997, M&L's sales of OshKosh outerwear were $9,336,000 and $5,290,000 respectively, and for the year ended December 31, 1997 M&L's sales of OshKosh outerwear were $19,888,000. M&L's strategy is to replace the OshKosh brand sales of outerwear with several well-known brand name children's outerwear and activewear licenses. It is unknown whether M&L's strategy will be successful in replacing such levels of OshKosh sales and related margins in the future.

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

OTHER

Interest and other expenses for the six months ended June 30, 1998 increased to $1,530,000 from $1,262,000 for the comparable period of 1997. The increase is primarily due to higher borrowings.

INCOME TAXES

For the six months ended June 30, 1998, the Company recorded valuation allowances relating to deferred tax assets and Federal and state net operating loss carryforwards, due to the Company sustaining operating losses. Any future tax provisions would be offset against such valuation allowances and net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $205,000 and $268,000 at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, the Company's working capital was $5,879,000, representing a current ratio of 1.17 to 1. This compares to working capital of $13,944,000 and a current ratio of 1.77 to 1 at December 31, 1997. These changes are due to seasonal reductions of accounts receivable, increased inventories, increased bank debt and operating losses sustained.

As presented in the Consolidated Statements of Cash Flows for the six months ended June 30, 1998, the increase in inventories of $9,412,000 and accounts payable of $3,896,000 and the decrease in accrued liabilities of $1,643,000 are due to the seasonality of the Company's operations. On March 31, 1998 the Company repaid $2,000,000 of its long-term debt.

Capital expenditures for the six months ended June 30, 1998 increased to $220,000 from $179,000 in 1997. The increase is mainly attributable to increased leasehold improvements at Mackintosh offset by decreased equipment expenditures at M&L.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            a) The Registrant held its Annual Meeting of Shareholders on June 3, 1998.

            b)    Not required.

            c) The matter voted on at the Annual Meeting of Shareholders, and the tabulation of votes on such matter is as follows:

            1.    ELECTION OF DIRECTORS

                                                                           BROKER
                     NAME                        FOR           WITHHELD   NON-VOTES

                  Harold E. Berritt            8,062,141        348,792      -0-
                  Phillip T. George, M.D       8,073,138        337,795      -0-
                  Joseph B. Gildenhorn         8,073,210        337,723      -0-
                  Kurt C. Gutfreund            8,072,108        338,825      -0-
                  R. Stephen Lefler            8,064,728        346,205      -0-
                  James J. Pinto               8,064,800        346,133      -0-
                  Earl Powell                  8,073,066        337,867      -0-
                  Peter Vandenberg, Jr         8,073,138        337,795      -0-



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  10.1 Fifth Amendment and Waiver to Second Amended and Restated Credit Agreement and Guaranty dated as of June 8, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent.

                  10.2 Second Amendment to Stock Purchase Warrants certificate numbers W-1 through W-5 issued March 28, 1996 dated as of June 4, 1998 between the Registrant and The Chase Manhattan Bank, Corestates Bank, N.A., BankBoston, N.A., Fleet Bank, N.A. and Milberg Factors, Inc., respectively.

                  10.3 Security Agreement and Mortgage-Trademarks Agreement, dated as of March 25, 1998, between Mackintosh of New England Co. and The Chase Manhattan Bank.

                  11    Computation of Per Share Earnings

                  27    Financial Data Schedule

            b)    Reports on Form 8-K:

                  During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant filed a current report on Form 8-K, dated June 16, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                           BISCAYNE APPAREL, INC.


Date:  August 13, 1998             By: /s/ Earl W. Powell
                                      --------------------------------------
                                      Earl W. Powell
                                        Chairman of the Board and Chief
                                        Executive Officer



Date:  August 13, 1998             By: /s/ Peter Vandenberg, Jr.
                                      --------------------------------------
                                      Peter Vandenberg, Jr.
                                        President, Chief Operating Officer,
                                        Treasurer and Chief Financial
                                        Officer