Form 10-Q
period 1998-09-30
BISCAYNE APPAREL INC /FL/
filed 1998-11-19
CIK 88706

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended SEPTEMBER 30, 1998
                                         ------------------

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

         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At September 30, 1998, there were 10,797,666 outstanding shares of the registrant's Common Stock, $0.01 par value.

                             BISCAYNE APPAREL, INC.

                                     INDEX

                                     -----

PART I.           FINANCIAL INFORMATION                                PAGE NO.

                  Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997...............     2

                  Consolidated Statements of Operations
                  Nine Months Ended September 30, 1998 and 1997..........     3

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997..........     4

                  Notes to Consolidated Financial Statements.............  5-10

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 10-15

PART II.          OTHER INFORMATION

                  Item 1 - Legal Proceedings.............................    16

                  Item 3 - Defaults Upon Senior Securities...............    16

                  Item 6 - Exhibits and Reports on Form 8-K..............  6-17

                  Signatures.............................................    18

                                    BISCAYNE APPAREL, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              1998           1997
                                                           ----------     ----------
                                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ......................         $       --     $      139
  Trade accounts receivable, less allowances
   of $1,245 in 1998 and $630 in 1997 ............             16,280          6,164
  Inventories ....................................              5,922          7,120
  Prepaid expenses and other .....................                522            503
  Current assets of discontinued operations ......             17,513         18,071
                                                           ----------     ----------
     Total current assets ........................             40,237         31,997

Property, plant and equipment, less
  accumulated depreciation of $352 in 1998
  and $222 in 1997 ...............................                330            415
Other assets, net ................................                187            190
Non-current assets of discontinued operations ....                 --          2,649
                                                           ----------     ----------
                                                           $   40,754     $   35,251
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................         $    1,008     $    2,123
  Accrued liabilities ............................              2,724          2,624
  Notes payable to banks .........................              9,790             --
  Current portion of long-term debt ..............              2,500          2,000
  Current liabilities of discontinued operations .             25,419         11,306
                                                           ----------     ----------
     Total current liabilities ...................             41,441         18,053

Subordinated notes ...............................              6,444          6,444
Long-term debt ...................................                 --          2,500
Other liabilities ................................                241             21
Negative goodwill ................................                421            434
Non-current liabilities of discontinued
 operations ......................................                 --            141

Commitments and contingencies ....................                 --             --

Stockholders' Equity:
  Preferred stock - par value $0.01;
    5,000 shares authorized; no shares issued
Common stock - par value $0.01; 25,000,000 shares
  authorized; 10,797,666 and 10,771,308 shares
  outstanding at September 30, 1998 and
  December 31, 1997, respectively ................                108            108
Additional paid-in capital .......................             26,612         26,610
Accumulated deficit ..............................            (34,513)       (19,060)
                                                           ----------     ----------
     Total stockholders' equity ..................             (7,793)         7,658
                                                           ----------     ----------
                                                           $   40,754     $   35,251
                                                           ==========     ==========

                            See accompanying notes.

                             BISCAYNE APPAREL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars, except per share data)
                                  (Unaudited)

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                -------------------------     ------------------------
                                                                   1998          1997            1998           1997
                                                                ----------     ----------     ----------     ----------
Net sales ..................................................    $   20,226     $   25,614     $   37,768     $   41,887

Operating costs and expenses:
  Cost of goods sold .......................................        13,536         16,858         25,247         27,888
  Selling, general and administrative ......................         3,631          4,382          9,215          9,968
                                                                ----------     ----------     ----------     ----------
Operating income ...........................................         3,059          4,374          3,306          4,031

Other income and (expenses):
 Interest and other expenses ...............................          (662)          (694)        (1,686)        (1,684)
 Interest and other income .................................            --             92              3            112
                                                                ----------     ----------     ----------     ----------
Income from continuing operations before
 provision for income taxes ................................         2,397          3,772          1,623          2,459

Provision for income taxes .................................            12             --             12             --
                                                                ----------     ----------     ----------     ----------
Net earnings from continuing operations ....................         2,385          3,772          1,611          2,459

Loss from discontinued operations,
 net of taxes ..............................................        (2,536)        (1,268)        (7,424)        (2,523)

Estimated loss on disposal, net of taxes ...................        (9,637)            --         (9,637)            --
                                                                ----------     ----------     ----------     ----------
Net loss from discontinued operations ......................       (12,173)        (1,268)       (17,061)        (2,523)
                                                                ----------     ----------     ----------     ----------
Net earnings (loss) ........................................    $   (9,788)    $    2,504     $  (15,450)    $      (64)
                                                                ==========     ==========     ==========     ==========
Basic and diluted net earnings (loss) per common share:
  From continuing operations ...............................    $     0.22     $     0.35     $     0.15     $     0.23
  From discontinued operations .............................         (1.12)         (0.12)         (1.58)         (0.24)
                                                                ----------     ----------     ----------     ----------
  Net earnings (loss) per common share .....................    $    (0.90)    $     0.23     $    (1.43)    $    (0.01)
                                                                ==========     ==========     ==========     ==========
Shares used in computing basic and diluted net
 earnings (loss) per common share ..........................    10,797,666     10,793,639     10,797,666     10,761,288
                                                                ==========     ==========     ==========     ==========

                            See accompanying notes.

                             BISCAYNE APPAREL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                -------------------------
                                                                   1998           1997
                                                                ----------     ----------
Operating activities:
 Net loss ..................................................    $  (15,450)    $      (64)
 Adjustments to reconcile net loss to net cash
  used in continuing operating activities:
   Discontinued operations .................................        17,061          2,523
   Depreciation expense ....................................           138             68
   Amortization expense ....................................           (13)           (13)
   Amortization of unearned stock award compensation .......            --             51
   Amortization of warrant costs ...........................            86            156
   Provision for losses and sales allowances on receivables          1,837          1,855

 (Increase) decrease in operating assets:

  Trade accounts receivable ................................       (11,953)       (13,740)
  Inventories ..............................................         1,198         (1,072)
  Prepaid expenses and other ...............................           (19)          (358)
  Federal income tax receivable ............................            --          1,455
  Other assets .............................................           (83)            32

 Increase (decrease) in operating liabilities:
  Accounts payable .........................................        (1,115)           245
  Accrued liabilities ......................................            99            268
  Other liabilities ........................................           220           (372)
                                                                ----------     ----------

   Net cash used in continuing operating activities ........        (7,994)        (8,966)
   Net cash provided by discontinued operations ............           118          3,081
                                                                ----------     ----------
   Net cash used in operating activities ...................        (7,876)        (5,885)

Investing activities:
 Capital expenditures ......................................           (53)          (131)
                                                                ----------     ----------
   Net cash used in investing activities ...................           (53)          (131)

Financing activities:
 Payments under notes payable to banks .....................       (25,120)       (28,524)
 Borrowings under notes payable to banks ...................        34,910         36,387
 Principal payments under term loan ........................        (2,000)        (1,750)
 Proceeds from exercise of employee stock options ..........            --             18
                                                                ----------     ----------
   Net cash provided by financing activities ...............         7,790          6,131

Net (decrease) increase in cash and cash equivalents .......          (139)           115
Cash and cash equivalents at beginning of year .............           139            327
                                                                ----------     ----------
Cash and cash equivalents at end of period .................    $        0     $      442
                                                                ==========     ==========

 Interest expense paid .....................................    $    2,312     $    1,883
 Income taxes paid .........................................    $       12     $        1

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

         Certain amounts included in prior period financial statements have been reclassified to conform with the 1998 presentation (see Note 2). In the opinion of the Company, the accompanying unaudited consolidated financial statements, as so reclassified, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial statements.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to sales allowances, inventory reserves, and recoverability of assets. Actual results could differ from those estimates. Therefore, the results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

         As discussed more thoroughly in Note 2, BAII and its wholly-owned subsidiary, Mackintosh, are presented as discontinued operations.

         The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumption is based upon the continuing operating results for the nine months ended September 30, 1998 and September 30, 1997. The going concern basis also assumes that the Company will be able to restructure existing debt and obtain working capital financing for operations, which cannot be assured. Therefore, the Company's ability to service its existing debt obligations, other liabilities and prospective working capital needs, is predicated on obtaining a restructuring of existing debt and working capital financing for continuing operations (see note 6).

2. In September 1998, the Company determined to dispose of the majority of the assets of its BAII and Mackintosh subsidiaries. Accordingly, operating results of these subsidiaries and certain corporate expenses relating to discontinued operations, for the nine months ended September 30, 1998 and 1997, have been reclassified as loss from discontinued operations.

         The Company is negotiating the sale of selected assets of its BAII and Mackintosh subsidiaries, but, to date, has not entered into any definitive agreements providing for such sales. If sales of such assets do not occur, the Company intends to liquidate such assets, along with other assets currently offered for sale, and to terminate the operations of such subsidiaries.

         The estimated loss on disposal provides for the write down of assets to the estimated sale value and/or market value, loss on fulfilling other obligations, costs of disposal and future operating losses. The estimated loss on disposal could materially differ from final amounts realized on the loss on disposal of discontinued operations. Accordingly, the Company has recorded an estimated loss on disposal of $9,637,000 for the nine months ended September 30, 1998. The Company also reclassified the net operating losses of discontinued operations of $7,424,000 and $2,523,000 for the nine months ended September 30, 1998 and 1997, respectively, to loss from discontinued operations.

         Operating results of discontinued operations are as follows (in thousands, unaudited):

                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                   SEPTEMBER 30,                  SEPTEMBER 30,
                             -------------------------     -------------------------
                                1998           1997           1998           1997
                             ----------     ----------     ----------     ----------
         Revenues            $   11,188     $   16,183     $   19,475     $   27,605
         Costs and
          expenses              (23,361)       (17,451)       (36,536)       (30,128)
                             ----------     ----------     ----------     ----------
         Net loss from
          discontinued
          operations         $  (12,173)    $   (1,268)    $  (17,061)    $   (2,523)
                             ==========     ==========     ==========     ==========

         The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands, unaudited):

                                           SEPTEMBER 30,   DECEMBER 31,
                                               1998           1997
                                            ----------     ----------
         Cash                               $      137     $      130
         Accounts receivables, net               7,478          7,345
         Inventories                             8,905         10,137
         Prepaid expenses                          128            459
         Property, plant and
          equipment, net                           723          2,324
         Other assets, net                         142            325
                                            ----------     ----------
            Total assets of
            discontinued operations         $   17,513     $   20,720
                                            ==========     ==========

         Accounts payable                   $    4,006     $    2,196
         Accrued liabilities                     7,235          2,254
         Notes payable to banks                 14,021          6,856
         Other long-term liabilities               157            141
                                            ----------     ----------
           Total liabilities of
           discontinued operations          $   25,419     $   11,447
                                            ==========     ==========

         Liabilities of discontinued operations of $25,419,000 at September 30, 1998 exceed the assets of discontinued operations of $17,513,000 at September 30, 1998 by $7,906,000. This difference is subject to a change in estimates. From time to time, the Company's discontinued operating subsidiaries have not been able to make timely payments to their trade and other creditors. The Company does not intend to fund the majority of this deficit from the Company's continuing operations, other than those liabilities of its discontinued operations that are subject to guarantees by the Company's continuing operations. The liabilities of its discontinued operations that are subject to such guarantees approximate $14,700,000 and are primarily related to the Company's notes payable to banks. Such notes payable to banks related to discontinued operations are collateralized by substantially all of the assets of the discontinued operations.

         The Company intends to pay its bank lenders all of the net proceeds arising from any sale or liquidation of assets of the discontinued operations. The Company does not anticipate that such net proceeds will be adequate to satisfy all liabilities of the discontinued operations, whether owed to its lenders or otherwise. Accordingly, the Company and its lenders will negotiate with respect to the payment of less than all of such obligations, and the Company cannot predict the outcome of such negotiations. Additionally, the Company cannot predict whether creditors of discontinued operations other than its bank lenders will assert claims against the Company arising from those operations.

3. Effective for the year ending December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS No. 128") which requires the presentation of basic earnings per share ("Basic EPS"), and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income
         (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilutive effect if securities or other contracts to issue common stock were exercised or converted. FAS No. 128 requires the restatement of all prior period earnings per share data presented including interim periods.

         The numerator and denominator of the basic and dilutive per share computations are as follows (in thousands, except per share amounts, unaudited):

                                         QUARTER ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                  -------------------------     -------------------------
                                     1998           1997           1998           1997
                                  ----------     ----------     ----------     ----------
Numerator: Net Earnings (Loss)    $   (9,788)    $    2,504     $  (15,450)    $      (64)
Denominator:
 Shares
 Outstanding                      10,797,666     10,793,639     10,797,666     10,761,288
Basic and Dilutive
 Net Earnings (Loss)
  Per Share                       $    (0.90)    $     0.23     $    (1.43)    $    (0.01)

         The Company has not included potential common shares in the Diluted EPS computation as the result is antidilutive.

         Options and warrants to purchase 1,307,428 and 1,090,210 shares of common stock at prices ranging from $0.75 to $2.44 per share were outstanding at September 30, 1998 and 1997, respectively. These shares were not included in the computation of Diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options outstanding at September 30, 1998 expire from November 1998 to November 2007.

         The Company's common stock is currently traded on the American Stock Exchange ("Amex"). The Amex has certain rules, guidelines and financial measures to maintain a listing. Due to losses sustained from 1995 through 1998 and the related reduction to stockholders' equity, the Company's common stock may be delisted from the Amex. Were the Company's shares delisted, the Company intends to list its shares for trading in the over-the-counter markets, for as long as its financial condition permits it to do so.

4. Inventories at September 30, 1998 and December 31, 1997 are comprised of the following:

                                   SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                   ------------------         -----------------
                                        (unaudited)

            Raw materials               $   813,000               $ 1,334,000
            Work-in-process                      --                        --
            Finished goods                5,109,000                 5,786,000
                                        -----------               -----------
                                        $ 5,922,000               $ 7,120,000
                                        ===========               ===========


5. Included in accounts payable at September 30, 1998 and September 30, 1997 are the Company's obligations under outstanding letters of credit of $543,000 and $1,182,000, respectively.

6. The Company has entered into several amendments to its Loan Agreement during 1998 to amend or waive violations of certain covenants during the 1998 period. The Company has violated certain requirements of its Loan Agreement, relating to collateral coverage and levels of tangible net worth. The Company's lenders have not declared the Company in default and have allowed the Company to remain in violation of these agreements. Were a default to be declared and the Company's loan obligations required to be immediately repaid, the Company would not be able to operate without immediate alternative financing becoming available, including debtor-in-possession financing that might be available upon a filing under Chapter 11 of the Bankruptcy Code. The Company is discussing its financing needs with its existing lenders; however, there can be no assurances that such existing lenders or any other lenders will agree to fund such needs or otherwise to provide working capital financing that would permit the Company to operate as it has in the past. A Reservation of Rights and Waiver Agreement was entered into on October 1, 1998, whereby the Company's bank lenders agreed to extend credit at their discretion without waiving any rights that might arise upon one or more events of default which occur subsequent to the amendments discussed above.

         If any lender to the Company determined to exercise any of its rights that might arise upon any event of default by the Company, or if the Company were not able to secure additional or alternative financing, the Company would consider a range of alternatives, including the commencement of a proceeding under Chapter 11 of the Bankruptcy Code.

         Notes payable to banks as of September 30, 1998 is composed of the following (in thousands, unaudited) (see Note 2):

                                                             SEPTEMBER 30, 1998
                                                             ------------------
             Notes payable to banks
             from continuing operations                          $ 9,790

             Notes payable to banks
             from discontinued operations                         14,021

             Current portion of long-term
             debt                                                  2,500
                                                                 -------
                      Total                                      $26,311
                                                                 =======
         The above total notes payable to banks and the current portion of long-term debt are collateralized by substantially all of the Company's assets, continuing or discontinued.

7. In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued, effective for the fiscal year ending December 31, 1998. Earlier adoption for interim periods is not required, and the Company is currently evaluating the financial statement impact.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 VERSUS QUARTER ENDED SEPTEMBER 30, 1997:

Net sales for the third quarter of 1998 were $20,226,000, which were lower than the third quarter of 1997 net sales of $25,614,000 by 21%. The decrease primarily relates to lower sales of M&L's OshKosh licensed outerwear product sales.

Cost of goods sold, as a percentage of net sales, was 67% versus 66% for the quarter ended September 30, 1997. The increase is due to lower sales of OshKosh licensed outerwear product.

Selling, general and administrative expenses ("S,G&A"), as a percentage of net sales, increased to 18% in 1998 from 17% in 1997. This increase is due to lower net sales levels related to fixed S,G&A expenses.

OTHER

Interest and other expenses for the quarter ended September 30, 1998 decreased to $662,000 from $694,000 due to lower levels of long-term debt offset by increased working capital debt interest during 1998.

Interest and other income was zero for the third quarter of 1998 versus $92,000 in 1997, due to parent company interest income in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1997:

Net sales for the first nine months of 1998 decreased to $37,768,000 from the first nine months of 1997 sales of $41,887,000. The 10% decrease was primarily due to lower sales of M&L's OshKosh licensed outerwear product sales.

Consolidated sales backlog for continuing operations at October 30, 1998 was $7,170,000, compared to $12,878,000 at October 29, 1997. The decrease of 44% is largely due to lower fourth quarter 1998 sales backlog and lower Spring 1999 sales backlog. Both decreased seasons result from continuing poor market conditions related to warm weather throughout the country during the third and early fourth quarter months, poor Spring 1998 sales throughout the market and increased levels of M&L's customers sourcing outerwear goods directly versus the purchase of such goods from wholesalers, such as M&L.

Cost of goods sold, as a percentage of net sales, was 67% for both the nine months ended September 30, 1998 and 1997.

S,G&A decreased to $9,215,000 (24% of net sales) for the nine months ended September 30, 1998, compared to $9,968,000 (24% of net sales) in 1997.

OshKosh B'Gosh, Inc. ("OshKosh") notified M&L during the second quarter of 1997 that it would not renew its outerwear license with M&L after May 31, 1998. As part of a strategy adopted over the last several years, OshKosh decided to sell directly to retailers. For the nine months ended September 30, 1998 and 1997, M&L's sales of OshKosh outerwear were $11,414,000 and $16,653,000 respectively, and for the year ended December 31, 1997 M&L's sales of OshKosh outerwear were $19,888,000. M&L's strategy is to replace the OshKosh brand sales of outerwear with several well-known brand name children's outerwear and activewear licenses. The Company cannot predict whether M&L's strategy will ultimately be successful in replacing such levels of OshKosh sales and related margins in the future.

The apparel industry is subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. Accordingly, a recession could have a material adverse effect on the Company's business.

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

OTHER

Interest and other expenses for the nine months ended September 30, 1998 was $1,686,000 compared with $1,684,000 for the comparable period of 1997.

INCOME TAXES

For the nine months ended September 30, 1998 and 1997, the Company recorded valuation allowances relating to deferred tax assets and Federal and state net operating loss carryforwards, due to the Company sustaining operating losses. Any future tax provisions, as realized, would be offset against such valuation allowances and net operating loss carryforwards.

DISCONTINUED OPERATIONS

In September 1998, the Company determined to dispose of the majority of the assets of its BAII and Mackintosh subsidiaries. Accordingly, operating results of these subsidiaries and certain corporate expenses relating to discontinued operations, for the nine months ended September 30, 1998 and 1997, have been reclassified as loss from discontinued operations.

The Company is negotiating the sale of selected assets of these subsidiaries, but, to date, has not entered into any definitive agreements providing for such sales. If sales of such assets do not occur, the Company intends to liquidate such assets, along with other assets currently offered for sale, and to terminate the operations of such subsidiaries.

The estimated loss on disposal provides for the write down of assets to the estimated sale value and/or market value, loss on fulfilling other obligations, costs of disposal and future operating losses. The estimated loss on disposal could materially differ from final amounts realized on the loss on disposal of discontinued operations. Accordingly, the Company has recorded an estimated loss on disposal of $9,637,000 for the nine months ended September 30, 1998. The Company also reclassified the net operating losses of discontinued operations of $7,424,000 and $2,523,000 for the nine months ended September 30, 1998 and 1997, respectively, to loss from discontinued operations.

Operating results of discontinued operations are as follows (in thousands, unaudited):

                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                   SEPTEMBER 30,                   SEPTEMBER 30,
                             -------------------------     -------------------------
                                1998           1997           1998           1997
                             ----------     ----------     ----------     ----------
         Revenues            $   11,188     $   16,183     $   19,475     $   27,605
         Costs and
          expenses              (23,361)       (17,451)       (36,536)       (30,128)
                             ----------     ----------     ----------     ----------
         Net loss from
          discontinued
          operations         $  (12,173)    $   (1,268)    $  (17,061)    $   (2,523)
                             ==========     ==========     ==========     ==========


The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands, unaudited):

                                           SEPTEMBER 30,  DECEMBER 31,
                                               1998           1997
                                            ----------     ----------
         Cash                               $      137     $      130
         Accounts receivables, net               7,478          7,345
         Inventories                             8,905         10,137
         Prepaid expenses                          128            459
         Property, plant and
          equipment, net                           723          2,324
         Other assets, net                         142            325
                                            ----------     ----------
            Total assets of
            discontinued operations         $   17,513     $   20,720
                                            ==========     ==========

         Accounts payable                   $    4,006     $    2,196
         Accrued liabilities                     7,235          2,254
         Notes payable to banks                 14,021          6,856
         Other long-term liabilities               157            141
                                            ----------     ----------
           Total liabilities of
           discontinued operations          $   25,419     $   11,447
                                            ==========     ==========

Liabilities of discontinued operations of $25,419,000 at September 30, 1998 exceed the assets of discontinued operations of $17,513,000 at September 30, 1998 by $7,906,000. This difference is subject to a change in estimates. From time to time, the Company's discontinued operating subsidiaries have not been able to make timely payments to their trade and other creditors. The Company does not intend to fund the majority of this deficit from the Company's continuing operations, other than those liabilities of its discontinued operations that are subject to guarantees by the Company's continuing operations. The liabilities of its discontinued operations that are subject to such continuing operation guarantees approximate $14,700,000 and are primarily related to the Company's notes payable to banks. Such notes payable to banks related to discontinued operations are collateralized by substantially all of the assets of the discontinued operations.

The Company intends to pay its bank lenders all of the net proceeds arising from any sale or liquidation of assets of the discontinued operations. The Company does not anticipate that such net proceeds will be adequate to satisfy all liabilities of the discontinued operations, whether owed to its lenders or otherwise. Accordingly, the Company and its lenders will negotiate with respect to the payment of less than all of such obligations, and the Company cannot predict the outcome of such negotiations. Additionally, the Company cannot predict whether creditors of discontinued operations other than its bank lenders will assert claims against the Company arising from those operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were zero and $139,000 at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 the Company's working capital was a negative $1,204,000, representing a working capital ratio of 0.97 to 1. This compares to working capital of $13,944,000 and a current ratio of
1.77 to 1 at December 31, 1997. This change is due to operating losses sustained from discontinued operations.

As presented in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998, the increase in accounts receivable of $11,953,000 and decrease in inventories of $1,198,000 are due to the seasonality of the Company's continuing operations. On March 31, 1998 the Company repaid $2,000,000 of its long-term debt. Capital expenditures for the nine months ended September 30, 1998 decreased to $53,000 from $131,000 in 1997.

The Company has entered into several amendments to its Loan Agreement during 1998 to amend or waive violations of certain covenants during the 1998 period. The Company has violated certain requirements of its Loan Agreement, including those relating to collateral coverage and levels of tangible net worth. The Company's lenders have not declared the Company in default and have allowed the Company to operate while in violation of these agreements. Were a default to be declared and the Company's loan obligations required to be immediately repaid, the Company would not be able to operate without immediate alternative financing, including debtor-in-possession financing that might be available upon a filing under Chapter 11 of the Bankruptcy Code. The Company is discussing financing needs with its existing lenders, however, there can be no assurances that such existing lenders, or any other lenders, will agree to such needs. A Reservation of Rights and Waiver Agreement was entered into on October 1, 1998, whereby the Company's bank lenders agreed to extend credit at their discretion without waiving any rights that might arise upon one or more events of default which occur subsequent to the amendments discussed above.

If any lender to the Company determined to exercise any of its rights that might arise upon any event of default by the Company, the Company would consider a range of alternatives, including the commencement of a proceeding under Chapter 11 of the Bankruptcy Code. Furthermore, if the Company were not able to secure additional or alternative financing, it would be forced to consider a comparable range of alternatives, including the commencement of a proceeding under Chapter 11.

The Company has prepared the accompanying unaudited consolidated financial statements assuming that it will continue as a going concern. This assumption is based upon the continuing operating results for the nine months ended September 30, 1998 and September 30, 1997 and that the Company restructures existing debt and obtains working capital financing for operations; the Company cannot predict whether it will be able to satisfy both of these conditions. The Company believes that it cannot service its existing debt and its other liabilities and meet its prospective working capital needs without restructuring its existing debt and without obtaining working capital financing for its continuing operations.

EFFECT OF INFLATION AND SEASONALITY

The Company believes that inflation will not significantly effect its profit margins, or have a material effect on the prices of other goods and services used in its business operations. Further, in connection with increases in wool and cotton costs over the last several years, the Company has increased offshore production.

Sales of children's outerwear are seasonal. Historically, M&L has significantly higher revenues in the third and fourth quarters than in the first and second quarters. Therefore, the results of any interim period are not necessarily indicative of the results which might be expected during a full year. Additionally, there is a risk inherently related to the outerwear industry, resulting from consumer reactions to weather patterns, which have had and continue to have a material effect on the Company's sales and profitability.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company is currently involved in routine litigation. None of such litigation in which the Company is presently involved is material to its financial position or results of operations.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  The Company has violated certain requirements of its Loan Agreement, including those relating to collateral coverage and levels of tangible net worth. The Company's lenders have not declared the Company in default and have allowed the Company to operate while in violation of these agreements. Were a default to be declared and the Company's loan obligations required to be immediately repaid, the Company would not be able to operate without immediate alternative financing, including debtor-in- possession financing that might be available upon a filing under Chapter 11 of the Bankruptcy Code. The Company is discussing financing needs with its existing lenders; however, there are no assurances that such existing lenders, or any other lenders, will agree to such needs. A Reservation of Rights and Waiver Agreement was entered into on October 1, 1998, whereby the Company's bank lenders agreed to extend credit at their discretion without waiving any rights that might arise upon one or more events of default which occur subsequent to the amendments discussed above. If any lender to the Company determines to exercise any of its rights that might arise upon any event of default by the Company, the Company would consider a range of alternatives, including the commencement of a proceeding under Chapter 11 of the Bankruptcy Code. Furthermore, if the Company were not able to secure additional or alternative financing, it would be forced to consider a comparable range of alternatives, including the commencement of a proceeding under Chapter 11 of the Bankruptcy Code.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits:

                           10.1 Sixth Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of June 30, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent.

                           10.2 Seventh Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of September 21, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent.


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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                             BISCAYNE APPAREL, INC.

Date:  November 19, 1998                 By: /s/ Earl W. Powell
                                            --------------------------------
                                             Earl W. Powell
                                             Chairman of the Board and Chief
                                             Executive Officer

Date:  November 19, 1998                 By: /s/ Peter Vandenberg, Jr.
                                            --------------------------------
                                             Peter Vandenberg, Jr.
                                             President, Chief Operating Officer,
                                             Treasurer and Chief Financial
                                             Officer