Form 10-K
period 1998-12-31
BISCAYNE APPAREL INC /FL/
filed 1999-05-14
CIK 88706

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1998
                         -----------------------------------------------------
                                       or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number 1-9635
                       ------

                             BISCAYNE APPAREL, INC.
             (Exact name of registrant as specified in its charter)


                       FLORIDA                                                 65-0200397
-------------------------------------------------------------       -----------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

1373 BROAD STREET, CLIFTON, NEW JERSEY                                           07013
--------------------------------------                                         ----------
(Address of principal executive offices)                                       (Zip Code)

      (Registrant's telephone number, including Area Code) (973) 473-3240

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------            -----------------------------------------
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

                             Yes   X     No
                                 -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the registrant's common stock, as of February 26, 1999, was as follows:

          COMMON STOCK, PAR VALUE $.01                         10,797,666
          ----------------------------                     -----------------
              (Title of each class)                        (Number of shares)

         The aggregate market value of common stock held by non-affiliates of the registrant at February 26, 1999 was zero, based on a lack of trading for the common stock on the NASDAQ over-the-counter bulletin board (BISD) on or near on such date. For purposes of this computation, all executive officers, directors and beneficial owners of 5% or more of the registrant's common stock have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement (to be filed pursuant to Regulation 14A).

-------------------------------------------------------------------------------

PART I

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

         Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the ability to obtain additional financing, the Company's ability to meet obligations as they become due, the impact of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipate," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to the collection of receivables, creditor claims, accruals for estimated loss on disposal, litigation costs, ability to sell off all final assets and legal entities and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

         Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in the Annual report, particularly in Item 1. Business,
Item 3. Legal Proceedings, and Item 7.,Management's Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL

         Biscayne Apparel, Inc. (the "Company" or "BAI") was an apparel manufacturer dedicated to designing, manufacturing, and marketing high quality products on a worldwide basis. Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L") are wholly-owned subsidiaries of the Company. Through December 31, 1997, BAII operated through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co. ("Mackintosh"), Mackintosh (UK) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. As of January 1, 1998, the assets, liabilities, and operations of Andy Johns were contributed by BAII into Mackintosh. The result was that all BAI's women's outerwear lines became part of Mackintosh. M&L's wholly-owned subsidiaries are

Unidex Garments (Philippines), Inc. ("Unidex"), Watersports Garment Manufacturing, Inc. ("Watersports"), Teri Outerwear Manufacturing, Inc. ("Teri"), GES Sportswear Manufacturing Corp. ("GES") and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri, and GES ceased operations due to operating losses caused by labor cost increases and production inefficiencies.

         Varon was a designer and manufacturer of girl's and boy's underwear and girl's daywear; Mackintosh was a designer, manufacturer and distributor of women's and children's wool coats and active outerwear; and M&L was a designer, manufacturer, and distributor of infant's, toddler's, and children's outerwear, sportswear, and swimwear.

         Unless the context indicates otherwise, the "Company" includes Biscayne Apparel, Inc., its subsidiaries, and their respective divisions.

RESTRUCTURE OF THE COMPANY

         Due to the continuing losses sustained in BAII and Mackintosh through 1997 and the projected volume reduction realized in M&L in 1998 resulting from the non-renewal of the OshKosh B'Gosh, Inc. outerwear license, Biscayne retained an investment banking firm specializing in retailer and consumer product companies, to advise the Company on strategic alternatives. As a result of this process, the Company determined in September of 1998 to dispose of the majority of the assets of BAII and Mackintosh. During the fourth quarter of 1998, the majority of the assets of BAII and Mackintosh were sold to several purchasers, including inventory, property, plant and equipment and intellectual property (trademarks and tradenames). Such sales did not include the accounts receivable of BAII and Mackintosh, which continue to be collected.

         From time to time, BAII and Mackintosh have not been able to make timely payments to their trade and other creditors. BAII and Mackintosh will be unable to fund the majority of their deficit from their remaining assets, other than those liabilities that are subject to guarantees. The liabilities of BAII and Mackintosh that are subject to such guarantees approximated $6,650,000 as of December 31, 1998, and were primarily related to the Company's notes payable to banks. Such notes payable to banks related to BAII and Mackintosh were collateralized by all of their assets.

         BAII and Mackintosh paid their bank lenders all of the net proceeds arising from the sale of their assets. BAII and Mackintosh do not anticipate that such net proceeds will be adequate to satisfy all liabilities of BAII and Mackintosh, whether owed to its lenders or otherwise. Accordingly, BAII and Mackintosh and their creditors will negotiate with respect to the payment of less than all of such obligations, and BAII and Mackintosh cannot predict the outcome of such negotiations. Additionally, BAII and Mackintosh cannot predict whether their creditors other than the bank lenders will assert claims against them arising from those operations. The Company believes that BAII and Mackintosh will be unable to wholly satisfy their obligations and accordingly each sought protection under Chapter 11 of the Bankruptcy Code on April 30, 1999.

         The Company did not make the interest payment due on December 15, 1998 relating to its 13% Subordinated Notes due December 15, 1999 (the "Subordinated Notes"). Pursuant to the Indenture for the Subordinated Notes, the Company's non-payment of interest became an Event of Default. Once an Event of Default occurs and is continuing, the Trustee by notice to the Company, or the holders of a majority in principal amount of the Securities then outstanding by notice to the

Company and the Trustee, may declare to be due and payable immediately on all outstanding Subordinated Notes an amount equal to the sum of the outstanding principal balance of the Subordinated Notes and any accrued interest. If the Subordinated Notes, and accrued interest thereon, were accelerated, the Company would not be able to operate without immediate alternative financing becoming available.

         Additionally, the Company was not in compliance with certain requirements of its Loan Agreement, relating to collateral coverage and levels of tangible net worth. The Company's lenders allowed the Company to remain in violation of its Loan Agreement. However, a Reservation of Rights and Waiver Agreement was entered into, whereby the Company's bank lenders agreed to extend credit at their discretion without waiving any rights that arose upon the events of default.

         The Company had discussed its continuing financing needs for 1999 with its existing lenders and various other lenders. Neither existing lenders or any such other lenders agreed to fund such needs or otherwise to provide working capital financing that would permit the Company to operate as it has in the past.

         Without immediate financing available for M&L, the Company was faced with the alternative of a sale or liquidation of M&L. As a result of this, the Company determined in December of 1998 to dispose of the majority of the assets of M&L. If M&L were unable to open letters of credit on a timely basis, the value of M&L's assets and operations, as a going concern, would rapidly diminish.

         Therefore, the Company determined that the prompt sale of M&L's assets before further deterioration of going concern value would produce the greatest return for M&L's creditors and stockholders.

         Accordingly, the Company negotiated and entered into an agreement, dated February 5, 1999, with a recently formed affiliate of Amerex (USA), Inc. ("Amerex") for the sale of substantially all of M&L's assets (but excluding accounts receivable) free and clear of all liens, claims and encumbrances (the "M&L Asset Sale Agreement").

         Therefore, in order to effect an orderly sale of M&L, the Company and M&L filed for protection under Chapter 11 of the Bankruptcy Code on February 5, 1999.

         The M&L Asset Sale Agreement was conditioned upon Bankruptcy Court approval of the sale and that the sale be closed by no later than March 12, 1999 to avoid deterioration of the business. Amerex also agreed to fund certain letters of credit for the Debtors which had to be opened before the M&L Asset Sale Agreement could close. In light of the Company's precarious financial condition, for its protection, Amerex requested Bankruptcy Court approval for such funding as well as the sale of assets. Because time was of the essence, an immediate Bankruptcy Court filing, followed by submission of orders to show cause for the use of cash collateral, the sale of assets to Amerex and the funding of letters of credit by Amerex, was necessary to maximize the value of M&L's assets.

         By order dated February 11, 1999, the Bankruptcy Court approved the preliminary commitments in the M&L Asset Sale Agreement, the auction bidding procedures, manner of notice and scheduled a hearing on final approval of the M&L Asset Sale Agreement for March 4, 1999. By order dated March 4, 1999, the Bankruptcy Court authorized M&L to sell substantially all of its assets, and to assume and assign certain executory contracts and leases, to Amerex. The sale closed on March 5, 1999. After establishing an escrow pending resolution of post-closing issues and using a portion of the sale proceeds to cure defaults under assumed contracts, sale proceeds aggregating approximately $2.3 million were paid to the Banks in reduction of their secured claims.

         The Company's liabilities to its banks were wholly satisfied during the first quarter of 1999.

         M&L anticipates that the net proceeds from the finalization of the sale, collection and liquidation of its assets shall be sufficient to ultimately repay its liabilities.

         Once the remaining assets of the Company and its subsidiaries are sold, collected and/or liquidated and liabilities are paid or settled, the Company will seek a buyer and/or an operating entity desiring to merge into a publicy-held company. There can be no assurance that the Company will be successful in completing such a transaction.

EMPLOYEES

         The Company currently has three employees, including one executive officer.

ITEM 2. PROPERTY

         The Company is currently leasing space at 1373 Broad Street, Clifton, New Jersey 07013, on a month-to-month basis, as needed.

ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries are parties to numerous lawsuits regarding non-payment to vendors and suppliers for services rendered and goods received in the ordinary course of operations. The related liabilities have been reflected in the Company's financial statements. To the extent the Company is unable to settle and repay such liabilities, it may seek protection under Chapter 11 of the Bankruptcy Code related to its BAII and Mackintosh subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         On November 24, 1998 the Company consented to removal of its Common Stock from the American Stock Exchange ("Amex"), since it no longer fully satisfied all of the guidelines of the Amex for continued listing. On December 3, 1998 the Company's Common stock began trading on the Nasdaq over-the-counter ("OTC") bulletin board. The following table sets forth the range of high and low sales prices of the Common Stock, as reported by the American Stock Exchange and the Nasdaq OTC bulletin board, for each quarterly period during the past two fiscal years.

MARKET PRICES

               1998                           HIGH                     LOW
               ----                           ----                     ---
         First Quarter                       $11/16                   $5/16
         Second Quarter                         1/2                    1/4
         Third Quarter                          3/8                    1/8
         Fourth Quarter                        3/16                    1/200

               1997                           HIGH                     LOW
               ----                           ----                     ---
         First Quarter                       $ 1 3/8                  $ 7/8
         Second Quarter                        1 1/8                    7/8
         Third Quarter                         1 1/8                   11/16
         Fourth Quarter                        1                        9/16

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

         The Company had 840 holders of record of Common stock as of February 26, 1999.

DIVIDENDS

         The Company did not pay cash dividends on its common equity during the fiscal years ended 1998, 1997 and 1996. The Company was restricted from making any cash dividend payments under its credit agreements with various commercial banks.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below of the Company and its subsidiaries, as of and for each of the five years in the period ended December 31, 1998, are derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with such Consolidated Financial Statements and related notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                             BISCAYNE APPAREL, INC.
                            Selected Financial Data

                     (In Thousands, Except Per Share Data)
                    At and for the Years Ended December 31,


                                                           1998          1997              1996           1995          1994
                                                         --------       -------          --------       --------       -------
Financial Data

Net sales .............................................  $ 71,169       $93,206          $105,425       $100,294       $72,350

Operating income (loss) ...............................   (14,839)          513            (6,182)        (5,261)        4,960

Net earnings (loss) ...................................   (18,843)       (3,871)           (8,724)        (6,127)        2,048

Basic net earnings (loss) per common share ............  $  (1.75)      $ (0.36)         $  (0.81)      $  (0.57)      $  0.22

Shares used in computing basic
 net earnings (loss) per common share .................    10,798        10,765            10,742         10,734         9,179

Diluted net earnings (loss)
  per common share ....................................  $  (1.75)      $ (0.36)         $  (0.81)      $  (0.57)      $  0.21

Shares used in computing diluted net
  earnings (loss) per common share ....................    10,798        10,765            10,742         10,734         9,652

Working capital (deficiency) ........................    $(11,185)      $13,944          $ 19,540       $ 19,559       $23,167

Total assets .......................................       14,384        34,817            36,110         61,742        60,578

Long-term debt, less current maturities ............            0         8,944            10,944         12,694         7,944

Stockholders' equity (deficiency) ..................      (11,185)        7,658            11,178         19,835        25,881

Book value (deficiency) per common share ............    $  (1.04)      $  0.71          $   1.04       $   1.85       $  2.41


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

         Due to the continuing losses sustained in BAII and Mackintosh through 1997 and the projected volume reduction realized in M&L in 1998 resulting from the non-renewal of the OshKosh B'Gosh, Inc. outerwear license, Biscayne retained an investment banking firm specializing in retailer and consumer product companies, to advise the Company on strategic alternatives. As a result of this process, the Company determined to dispose of the majority of the assets and the operations of BAII, M&L and Mackintosh. Accordingly, the Company changed its basis of accounting on December 31, 1998 from the going concern basis to a liquidation basis. The Company recorded losses from its operations, net of taxes, of $18,843,000, $3,871,000 and $8,724,000 in the years ended
December 31, 1998, 1997 and 1996, respectively. The increase in losses of $14,972,000 in 1998 over the 1997 loss of $3,871,000 is due to increased losses in the girls' underwear business, resulting from offshore production loss and lower volume; lower sales of OshKosh licensed outerwear products, offset by reduced losses in the women's outerwear business; write-down of assets to the estimated sale value and/or market value, loss on fulfilling other obligations, costs of disposal and future operating losses. Included within the 1998 net loss of $18,843,000 is the loss on disposal of operations of $3,444,000, which includes accounts receivable writeoffs of $144,000, inventory writeoffs of $1,911,000, prepaid expenses and other asset writeoffs of $402,000 and property, plant and equipment writeoffs of $1,742,000, offset by the writeoff of negative goodwill and excess accrued liabilities of $755,000. The lower 1997 loss from operations of $3,871,000, compared to the 1996 loss of $8,724,000 is primarily due to the 1996 writeoff of goodwill related to the children's underwear and women's outerwear businesses. During the fourth quarter of 1998 and the first quarter of 1999, the majority of the assets (excluding accounts receivable) and the operations of BAII, M&L and Mackintosh were sold.

         Net sales were $71,169,000, $93,206,000 and $105,425,000 for the years ended December 1998, 1997 and 1996, respectively. The 1998 decrease of $22,037,000 includes decreases of $6,164,000, $9,717,000 and $6,156,000 in the women's outerwear sales, children's outerwear sales and children's underwear sales, respectively.

         The decrease in women's outerwear sales is due to only producing women's non-licensed active outerwear to orders, poor retail performance and the negative impact on sales from the unseasonably warm 1998 Fall/Winter weather. The decrease in 1998 Children's outerwear sales is primarily due to the loss of the Oshkosh outerwear license for Fall 1998. The decrease in 1998 children's underwear sales is due to lower orders, poor deliveries due to production problems and related cancellation of orders. The 1997 decrease of $12,219,000 includes decreases of $6,798,000, $2,585,000 and $2,836,000 in the
Company's women's outerwear sales, children's outerwear sales and children's underwear sales, respectively.

         The decrease in 1997 women's outerwear sales is due to 1996 sales including approximately $3,000,000 more sales of carryover goods, compared to 1997, and due to the negative impact on sales resulting from the unseasonably warm 1997 Fall/Winter weather. The decrease in 1997 children's outerwear sales is due to cancellation of orders resulting from late deliveries and due to the negative impact on sales from the unseasonably warm 1997 Fall/Winter weather. The decrease in 1997 children's underwear sales is due to cancellation of orders resulting from late deliveries resulted in higher levels of inventories and related markdowns in 1997.

         Cost of goods sold was $60,804,000 (85% of net sales), $70,045,000 (75% of net sales) and $78,112,000 (74% of net sales) for the years ended December 31, 1998, 1997 and 1996, respectively.

         Cost of goods sold, as a percentage of sales, increased in 1998 due to increased production costs and lower efficiencies at the Company's children's underwear operations, lower margin on reduced sales prices of women's outerwear products and lower margin on reduced sales of children's outerwear products, primarily due to the loss of the higher margin Oshkosh licensed outerwear sales for Fall 1998.

         Cost of goods sold, as a percentage of sales increased in 1997 due to increased production costs and lower efficiencies at the Company's children's underwear operations, offset by lower production costs in children's outerwear.

         Selling, general and administrative ("S,G&A") expenses, before restructuring expense, impairment of long-lived assets and loss on disposal of discontinued operations were $21,760,000 (31% of net sales), $22,183,000 (24% of net sales) and $24,394,000 (23% of net sales), for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, S,G&A expenses increased as a percentage of sales due to lower sales, costs of disposal and future estimated operating losses, offset by reductions of personnel and operating expenses throughout the Company. In 1997, S,G&A expenses were reduced by $2,211,000 from the previous year, as a result of management's strategic actions to further reduce S,G&A expenses including: the reduction of personnel and operating expenses throughout the Company; consolidation of administrative functions and consolidation of domestic warehousing and distribution.

RESTRUCTURING CHARGES AND IMPAIRMENT OF LONG-LIVED ASSETS

         As more fully discussed in Note 6 to the Consolidated Financial Statements, principally during the fourth quarter of 1996, certain events occurred which led the Company to evaluate the recoverability of certain of its long-lived assets, specifically the goodwill of the Andy Johns and Varon divisions and certain manufacturing facilities. These events included certain changes in government regulations regarding cotton sleepwear, changes in key members of the management team, loss of market share and loss of key customers.

         As a result, in December 1996, the Company recognized a one-time non-cash charge for impairment of goodwill of $6,532,000, with no associated tax benefit, and a fixed asset write-down of $530,000 related to a manufacturing facility.

         During 1997, the Company recorded restructuring charges of $465,000 relating to salary and separation costs. During 1996, the Company recorded restructuring charges of $2,039,000, relating to termination of long-term contracts and leases and facility closing costs (approximately $880,000) and salary and separation costs (approximately $1,159,000).

         During the fourth quarter of 1996, the Consumer Product Safety Commission ("CPSC") issued 1998 rules for the manufacturing of all cotton thermal and long underwear products. These rules had two effects: i) sleepwear manufacturers would now be able to produce their products in cotton, and ii) such cotton sleepwear products would now have to be "tight fitting." As a result of these regulations, the Company expected significant changes in Varon's competitive environment related to such products. In the 1997 second quarter, the CPSC announced that the March 1998 implementation date for the above changes would be extended into late 1998. However, the specter of such implementation caused delays in 1997 and 1998 orders of, and/or reduction of orders for some of Varon's cotton thermal and long underwear products.

         The impact on Varon's market position was unknown. Varon faced: i) a decrease in market share due to increased competition from sleepwear manufacturers, and ii) a potential market shift, due to customers who previously purchased sleepwear when it was not required to the"tight fitting" now purchasing other products.

         OshKosh B'Gosh, Inc. ("OshKosh") notified M&L during the second quarter of 1997 that it would not renew its outerwear license with M&L after May 31, 1998. As part of a strategy adopted over the last several years, OshKosh decided to sell its outerwear directly to retailers. For the years ended December 31, 1998, 1997 and 1996, M&L's sales of OshKosh outerwear were $11,623,000, $19,888,000 and $17,063,000, respectively. M&L's strategy was to replace the OshKosh brand sales of outerwear with several well-known brand name children's outerwear and activewear licenses.

         In July 1997, M&L announced the signing of a licensing agreement with the Starter Corporation to manufacture girls' activewear, swimwear, and outerwear in sizes 4-6X and 7-16. Initial shipments of Starter girls' activewear and outerwear began in Fall 1998.

         Additionally, in November 1997, M&L announced the signing of a licensing agreement with Healthtex, a division of VF Corporation, to manufacture a new collection of children's outerwear under the Healthtex brand name in sizes newborn through 16 for girls and newborn through 7 for boys. Initial shipments began in Fall 1998.

         In September 1997, the Company announced the signing of a licensing agreement with Lola, Inc., the parent company of XOXO, to manufacture a line of junior/women's outerwear. The XOXO outerwear line focused on the upscale contemporary junior customer for distribution through major department and better specialty stores. Initial shipments began in Fall 1998.

OTHER

         Interest and other expenses were $4,004,000, $3,270,000 and $3,643,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The 1998 increase is the result of higher borrowing levels and higher bank fees paid due to operating losses sustained. The 1997 decrease of $373,000 is the result of lower bank borrowings.

         On March 27, 1996, the Company sold its 20% interest in Hartwell Sports, Inc., a manufacturer of casual shirts and jackets, for $1,750,000, which resulted in a 1996 gain of $123,000. Proceeds were used to reduce notes payable to banks.

INCOME TAXES

         The Company's effective tax rates during 1998, 1997 and 1996 were affected by valuation allowances related to deferred tax assets, Federal and State net operating loss carryforwards and the non-deductibility of the impairment of long-lived assets (primarily goodwill) (see Note 11 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $324,000 and $268,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, the Company's working capital deficiency was $11,185,000 compared to working capital of $13,944,000 at December 31, 1997. The 1998 negative change results from losses sustained of $18,843,000 and from the subordinated notes of $6,444,000 moving from a long-term liability to a current liability.

         The Consolidated Statement of Cash flows for the year ended December 31, 1997 reflects net cash used in operations of $3,117,000, compared to cash provided by operations of $16,210,000 in 1996. The change results primarily from 1997 losses and the 1997 $2,704,000 increase in inventory, compared to 1996 reductions in inventory of $11,588,000. The 1997 use of cash was primarily funded through borrowings under notes payable to banks.

         Liabilities of $25,569,000 at December 31, 1998 exceed the assets of $14,384,000 at December 31, 1998 by $11,185,000. This difference is subject to a change in estimates. From time to time, the Company's operations have not been able to make timely payments to their trade and other creditors. The Company will be unable to fund the majority of this deficit. Liabilities, such as bank debt, that are secured by the Company's remaining assets have priority over unsecured creditors.

         The Company has paid its bank lenders all of the net proceeds arising from any sale or liquidation of its assets or operations. The Company does not anticipate that such net proceeds will be adequate to satisfy all of its liabilities. Accordingly, the Company and its creditors will negotiate with respect to the payment of less than all of such obligations, and the Company cannot predict the outcome of such negotiations. Additionally, the Company cannot predict whether its creditors other than its bank lenders will assert claims against the Company arising from its operations. The Company's liabilities to its banks were wholly satisfied during the first quarter of 1999.

         In order to have effected an orderly sale of the majority of the assets, excluding accounts receivable, and the operations of M&L, the Company and M&L filed for protection under Chapter 11 of the Bankruptcy Code on February 5, 1999. The Company anticipates that the net proceeds from the finalization of the M&L sale and the ultimate liquidation of M&L's remaining assets, principally accounts receivable, shall be sufficient to repay M&L's liabilities.

         The Company believes that BAII and Mackintosh will be unable to wholly satisfy their remaining obligations and accordingly, BAII and Mackintosh sought protection under Chapter 11 of the Bankruptcy Code on April 30, 1999.

         Once the remaining assets of the Company and its subsidiaries are sold, collected and/or liquidated, liabilities are paid or settled and matters related to the Bankruptcy filing are resolved, the Company will seek a buyer and/or an operating entity desiring to merge into a publicy-held company. There can be no assurance that the Company will be successful in completing such a transaction.

         The Company did not make the interest payment due on December 15, 1998 relating to its 13% Subordinated Notes due December 15, 1999 (the "Subordinated Notes"). Pursuant to the Indenture for the Subordinated Notes, once the Company filed for protection, the Company's non-payment of interest became an Event of Default and under Chapter 11 of the Bankruptcy Code the default amount above shall IPSO FACTO become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the Subordinated Notes.

         Additionally, the Company was not in compliance with certain requirements of its Loan Agreement, relating to collateral coverage and levels of tangible net worth. The Company's lenders allowed the Company to remain in violation of its Loan Agreement. However, a Reservation of Rights and Waiver Agreement was entered into, whereby the Company's bank lenders agreed to extend credit at their discretion without waiving any rights that arose upon the events of default. During the first quarter of 1999, the Company wholly satisfied its bank debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BISCAYNE APPAREL, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                 (ITEM 14 (a))


                                                                                                 Page
                                                                                                 ----
BISCAYNE APPAREL, INC.
Independent Auditors' Reports                                                                    F-2

Consolidated statement of net liabilities in liquidation
  at December 31, 1998                                                                           F-4

Consolidated statement of changes in net liabilities in
  liquidation on December 31, 1998                                                               F-4

Consolidated balance sheet at December 31, 1997                                                  F-5

Consolidated statements of discontinued operations for each of the
  three years in the period ended December 31, 1998                                              F-6

Consolidated statements of changes in stockholders'
  equity (deficiency) for each of the three years in the
  period ended December 31, 1998                                                                 F-7

Consolidated statements of cash flows for each of the
  three years in the period ended December 31, 1998                                              F-8

Notes to consolidated financial statements                                               F-9 to F-20

Consolidated financial statements schedules:

         Schedule I        -  Condensed financial information
                              of registrant                                              F-21 to F-25

         Schedule II       -  Valuation and qualifying accounts                                  F-26


All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Biscayne Apparel, Inc.
Clifton, New Jersey

We have audited the accompanying consolidated statement of net liabilities in liquidation of Biscayne Apparel, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statement of changes in net liabilities in liquidation on December 31, 1998 (each on a liquidation basis). In addition, we have audited the related consolidated statements of discontinued operations, changes in stockholders' equity and cash flows (each on a going concern basis) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 1998, the Company changed its basis of accounting from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net liabilities in liquidation of Biscayne Apparel, Inc. and subsidiaries as of December 31, 1998, the consolidated changes in net liabilities in liquidation on December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraphs.

Our audit referred to above included Schedule I and II for the year ended December 31, 1998. In our opinion, such schedules present fairly the information set forth therein in accordance with the applicable accounting regulations of the Securities and Exchange Commission.


Richard A. Eisner & Company, LLP


New York, New York
March 19, 1999

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biscayne Apparel, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND LLP


Parsippany, New Jersey
March 6, 1998, except for note 8, for which the date is March 25, 1998

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


ASSETS
  Cash and cash equivalents ...........................................................      $   324
  Accounts receivable, net ............................................................        9,106
  Inventories .........................................................................        4,850
  Other current assets ................................................................          104
                                                                                             -------
  Current assets ......................................................................      $14,384
                                                                                             =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

  Notes payable to banks ..............................................................      $ 5,967
  Current portion of long-term debt ...................................................        1,815
  Subordinated notes and other current liabilities at estimated settlement amounts ....        6,602

  Stockholders' equity (deficiency) ...................................................            0
                                                                                             -------
                                                                                             $14,384
                                                                                             =======

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION ON
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

Net liabilities in liquidation beginning ..............................................      $(11,185)

Reduction in subordinated notes and other current liabilities to
   estimated settlement amounts .......................................................        11,185
                                                                                             --------

Net liabilities in liquidation ending .................................................      $      0
                                                                                             --------



                             See accompanying notes.

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Going Concern Basis)
                             (Dollars in thousands)


                                                            December 31,
                                                               1997
                                                            ------------
ASSETS

Current assets:

Cash and cash equivalents .............................      $    268
  Trade accounts receivable, less allowances
      of $2,278 .......................................        13,509
  Inventories .........................................        17,258
  Prepaid expenses and other ..........................           962
                                                             --------

     Total current assets .............................        31,997

Property, plant and equipment, net ....................         2,739
Other assets, net .....................................            81
                                                             --------

                                                             $ 34,817
                                                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable ....................................      $  4,320
  Accrued liabilities .................................         4,878
  Notes payable to banks ..............................         6,855
  Current portion of long-term debt ...................         2,000
                                                             --------

     Total current liabilities ........................        18,053

Long term debt ........................................         2,500
Subordinated notes ....................................         6,444
Other liabilities .....................................           162

Stockholders'  Equity:

  Preferred stock - par value $0.01;
    5,000,000 shares authorized; no shares issued
 Common stock - par value $0.01; 25,000,000 shares
  authorized; 10,771,308 shares outstanding at
  December 31, 1997 ...................................           108
Additional paid-in capital ............................        26,610
Accumulated deficit ...................................       (19,060)
                                                             --------

     Total stockholders' equity .......................         7,658
                                                             --------

                                                             $ 34,817
                                                             ========



                             See accompanying notes.

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)
                              (Going Concern Basis)




                                                                   1998               1997               1996
                                                              ------------       ------------       ------------

Net sales ..............................................      $     71,169       $     93,206       $    105,425

Operating cost and expenses:
  Cost of goods sold ...................................            60,804             70,045             78,112
  Selling, general and administrative ..................            21,760             22,183             24,394
  Restructuring charges ................................                --                465              2,039
  Impairment of long-lived assets ......................                --                 --              7,062
  Loss on disposal of operations .......................             3,444                 --                 --
                                                              ------------       ------------       ------------

                                                                    86,008             92,693            111,607

Operating income (loss) ................................           (14,839)               513             (6,182)

Other income and (expenses):
  Interest and other expenses ..........................            (4,004)            (3,270)            (3,643)
  Interest and other income ............................                --                 43                246
  Gain on sale and equity in net income of investee ....                --                 --                123
                                                              ------------       ------------       ------------

Loss before provision (benefit)
   for income taxes ....................................           (18,843)            (2,714)            (9,456)
Provision (benefit) for income taxes ...................                --              1,157               (732)
                                                              ------------       ------------       ------------

Net loss ...............................................      $    (18,843)      $     (3,871)      $     (8,724)
                                                              ============       ============       ============


Basic and diluted net loss per common share ............      $      (1.75)      $      (0.36)      $      (0.81)
                                                              ============       ============       ============

Shares used in computing basic and diluted net
 loss per common share .................................        10,797,666         10,764,632         10,741,748
                                                              ============       ============       ============






                             See accompanying notes.

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                              (Going Concern Basis)
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)



                                                                                        Retained
                                                                         Additional     Earnings
                                                             Common       Paid-in     (Accumulated
                                                             Stock        Capital        Deficit)       Total
                                                            --------     ----------   ------------     --------
Balance at December 31, 1995 .........................      $    107      $ 26,309      ($ 6,581)      $ 19,835

Issuance of 507 shares of common stock due to
 stock dividend ......................................            --             2            (2)            --
Amortization of unearned stock award .................            --            --            67             67
Net loss .............................................            --            --        (8,724)        (8,724)
                                                            --------      --------      --------       --------

Balance at December 31, 1996 .........................           107        26,311       (15,240)        11,178

Issuance of 625,000 warrants .........................            --           265            --            265

Issuance of 6,131 shares of common stock due to
 stock dividend ......................................             1            16           (17)            --
Exercise of employee stock options ...................            --            18            --             18
Amortization of unearned stock award .................            --            --            68             68
Net loss .............................................            --            --        (3,871)        (3,871)
                                                            --------      --------      --------       --------

Balance at December 31, 1997 .........................           108        26,610       (19,060)         7,658

Issuance of 1,001 shares of common stock due to
 stock dividend ......................................            --             2            (2)             0
Net loss .............................................            --            --       (18,843)       (18,843)
                                                            --------      --------      --------       --------

Balance at December 31, 1998 .........................      $    108      $ 26,612      ($37,905)      ($11,185)
                                                            ========      ========      ========       ========





                             See accompanying notes.

                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)
                              (Going Concern Basis)

                                                                          1998          1997            1996
                                                                       --------       --------       --------
Operating activities:

 Net loss .......................................................      $(18,843)      $ (3,871)      $ (8,724)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation expense .........................................           639            618            544
   Amortization expense .........................................            88             83             95
   Amortization of unearned stock award compensation ............            --            109             --
   Noncash stock compensation expense ...........................            --             68             67
   Loss (gain) on disposition of assets .........................            --              3            (11)
   Gain on sale and equity in net income of investee ............            --             --           (123)
   Provision for losses and sales allowances on receivables .....         4,425          4,615          5,158
   Impairment of long-lived assets ..............................            --             --          7,062
   Loss from net write-down of assets ...........................         3,444             --             --

(Increase) decrease in operating assets:
   Trade accounts receivable ....................................          (166)        (3,750)          (951)
   Inventories ..................................................        10,497         (2,704)        11,588
   Prepaid expenses and other ...................................           802          1,299           (360)
   Federal income tax receivable ................................            --          1,455            514
   Other assets .................................................           190            277          1,516

Increase (decrease) in operating liabilities:
   Accounts payable .............................................           (57)           296             60
   Accrued liabilities ..........................................         2,335         (1,302)          (511)
   Other liabilities ............................................            --           (313)           286
                                                                       --------       --------       --------

     Net cash provided by (used in) operating activities ........         3,354         (3,117)        16,210
                                                                       --------       --------       --------

Investing activities:

 Capital expenditures ...........................................          (289)          (506)          (257)
 Proceeds from net sale of assets ...............................           640             --             11
 Proceeds on sale of Hartwell Sports, Inc. ......................            --             --          1,750
                                                                       --------       --------       --------

    Net cash provided by (used in) investing activities .........           351           (506)         1,504
                                                                       --------       --------       --------

Financing activities:

 Payments under notes payable to banks ..........................       (73,282)       (30,599)       (87,402)
 Borrowings under notes payable to banks ........................        72,394         35,981         71,025
 Principal payments of long-term debt and capital leases ........        (2,761)        (1,836)        (1,322)
 Proceeds from exercise of employee stock options ...............            --             18             --
                                                                       --------       --------       --------

     Net cash provided by (used in) financing activities ........        (3,649)         3,564        (17,699)
                                                                       --------       --------       --------

Net increase (decrease) in cash and cash equivalents ............            56            (59)            15
Cash and cash equivalents at beginning of year ..................           268            327            312
                                                                       --------       --------       --------

Cash and cash equivalents at end of year ........................      $    324       $    268       $    327
                                                                       ========       ========       ========




                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements of Biscayne Apparel, Inc. (the "Company" or "BAI") include the accounts of the parent company, Biscayne Apparel, Inc., and its wholly-owned subsidiaries, Biscayne Apparel International, Inc. ("BAII") and M&L International, Inc. ("M&L"), and its wholly-owned subsidiaries, Unidex Garments (Philippines), Inc., Watersports Garment Manufacturing, Inc., Teri Outerwear Manufacturing, Inc., GES Sportswear Manufacturing Corp. and M&L International (H.K.) Limited. As of March 1, 1996, Unidex, Watersports, Teri and GES ceased operations due to operating losses caused by labor increases and production inefficiencies. Through December 31, 1997, BAII operated through two divisions, Andy Johns Fashions International ("Andy Johns") and Varon, and its wholly-owned subsidiaries, Mackintosh of New England Co. ("Mackintosh"), Mackintosh (U.K.) Limited and Amy Industries De Honduras, S.A. de C.V., which was organized in 1995. As of January 1, 1998 the assets, liabilities and operations of Andy Johns were contributed by BAII into Mackintosh. All material intercompany balances and transactions have been eliminated. As discussed in Note 2, BAI, M&L, BAII and Mackintosh have filed for bankruptcy, and the company has determined to dispose of all its assets and operations.

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

         As discussed more thoroughly in Note 2, as of December 31, 1998 the Company and its subsidiaries have disposed of substantially all of their assets and operations and have provided in the estimated loss on disposal for the writedown of assets to the sale value and/or market value, loss on fulfilling other obligations, costs of disposal and future operating losses. Accruals of future costs or actual loss on disposal could materially differ from final amounts realized on the loss or disposal of operations.

Effective December 31, 1998, the Company changed its basis of accounting from the going concern basis to a liquidation basis.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost, (first-in, first-out)
(FIFO) or net realizable value, for all subsidiaries except M&L, whose inventory is stated at lower of cost, (last-in, first-out) (LIFO), or net realizable value.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

         Buildings and Building Improvements............         1 to 30 years
         Machinery and Equipment........................         3 to 10 years

         Maintenance and repair costs are charged to expense as incurred, and renewals and improvements are capitalized. When capital assets are retired or disposed of, the asset and related accumulated depreciation accounts are adjusted accordingly, and any gain or loss is recorded.

         The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121), which requires an impairment loss be recognized if an event or change in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value less the estimated selling costs (see Note 6).

GOODWILL

         Negative goodwill, which related to the acquisition of M&L, was being amortized on a straight line basis over 40 years. Accumulated amortization of negative goodwill was $47,000 and $29,000 at December 31, 1997 and 1996, respectively. Due to the sale of the majority of M&L's assets, negative goodwill was written off at December 31, 1998.

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

         The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. Such facts and circumstances resulted in the write off of $6,532,000 of goodwill relating to the Company's Andy Johns and Varon divisions, for the year ended December 31, 1996 (see Note 6).

FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term duration of such items. The estimated fair market value of notes payable to banks and long-term debt approximate their carrying value, since, in accordance with the Company's loan agreement with several banks, these obligations are subject to fluctuating market rates of interest and can be settled at any time at the fair market value rate. The fair market value of the Company's Subordinated Notes is estimated to be below par value based on prices noted in nominal trading activity.

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

2.       SALE OF THE COMPANY'S OPERATIONS

         Due to the continuing losses sustained in BAII and Mackintosh through 1997 and the projected volume reduction incurred in M&L in 1998 resulting from the non-renewal of the OshKosh B'Gosh, Inc. outerwear license, Biscayne retained an investment banking firm specializing in retailer and consumer product companies, to advise the Company on strategic alternatives. As a result of this process, the Company determined to dispose of the majority of the assets and the operations of BAII, M&L and Mackintosh. During the fourth quarter of 1998 and the first quarter of 1999, the majority of the assets, excluding accounts receivable, and the operations of BAII, M&L and Mackintosh were sold.

         Included within the 1998 net loss of $18,843,000 is the loss on disposal of discontinued operations of $3,444,000, which includes accounts receivable writeoffs of $144,000, inventory writeoffs of $1,911,000, prepaid expenses and other asset writeoffs of $402,000 and property, plant and equipment writeoffs of $1,742,000, offset by the write off of negative goodwill and excess accrued liabilities of $755,000. Liabilities of $25,569,000 at December 31, 1998 exceed the related assets of $14,384,000 by $11,185,000. This difference is subject to a change in estimates. From time to time, the Company's operations have not been able to make timely payments to their trade and other creditors. The Company will be unable to fund the majority of this deficiency. Liabilities, such as bank debt, that are secured by the Company's remaining assets have priority over unsecured creditors. Accrued liabilities at December 31, 1998 include $3,671,000 of compensation costs, professional fees and other expenses relating to the discontinuance and disposal of operations.

         The Company has paid its bank lenders all of the net proceeds arising from any sale or liquidation of assets. The Company does not anticipate that such net proceeds will be adequate to satisfy all of its liabilities. Accordingly, the Company and its creditors will negotiate with respect to the payment of less than all of such obligations, and the Company cannot predict the outcome of such negotiations. Additionally, the Company cannot predict whether its creditors other than its bank lenders will assert claims against the Company arising from those operations. The Company's liabilities to its banks were wholly satisfied during the first quarter of 1999.

         In order to have effected an orderly sale of the majority of the assets, excluding accounts receivable, and the operations of M&L, the Company and M&L filed for protection under Chapter 11 of the Bankruptcy Code on February 5, 1999. The Company anticipates that the net proceeds from the finalization of the M&L sale and the ultimate liquidation of M&L's remaining assets, principally accounts receivable, will be sufficient to repay M&L's liabilities.

         The Company believes that BAII and Mackintosh will be unable to wholly satisfy their remaining obligations and accordingly, BAII and Mackintosh sought protection under Chapter 11 of the Bankruptcy Code on April 30, 1999

         Once the remaining assets of the Company and its subsidiaries are sold, collected and/or liquidated, liabilities are paid or settled and matters related to the Bankruptcy filing are further resolved, the Company will seek a buyer and/or an operating entity desiring to merge into a publicy- held company. There can be no assurance that the Company will be successful in completing such a transaction. Further, assets of some of the entities may be restricted to satisfy the liabilities of those entities and may not be available for other purposes.

3.  EARNINGS PER COMMON SHARE

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

         The Company has not included potential common shares in the diluted EPS computations as the results are antidilutive.

4.  INVENTORIES

         Inventories at December 31, 1998 (substantially all M&L) and 1997 are comprised of the following:

         (In thousands)                     1998              1997
                                           -------           -------
         Raw materials                     $    85           $ 4,067
         Work-in-process                         0             1,944
         Finished goods                      4,765            11,247
                                           -------           -------
                                           $ 4,850           $17,258
                                           =======           =======

         M&L's inventory at December 31, 1998 was valued at the price it was sold for in 1999. Included in inventory at December 31, 1997 is $7,120,000 relating to M&L's inventory, which was valued under the LIFO method. M&L's inventory at December 31, 1997 would have been $76,000 higher, had the inventory been valued under FIFO.

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1998 and 1997 is as follows:

         (In thousands)                                     1998         1997
                                                            ----       -------
         Land                                                $0        $    17

         Buildings and building improvements                  0          1,066

         Machinery and equipment                              7          4,173
                                                             --        -------
                                                              7          5,256


         Less accumulated depreciation  and amortization      0         (2,517)
                                                             --        -------
                                                             $7        $ 2,739
                                                             ==        =======

Property, plant and equipment at December 31, 1998 was valued at the price it was sold for in 1999.

6. WRITEDOWN OF GOODWILL, IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

       During 1997 and 1996, the Company recorded restructuring charges of $465,000 and $2,039,000, respectively. Approximately $465,000 in 1997 and $1,159,000 in 1996 relate to salary and separation costs, primarily relating to senior and middle managers, and approximately $880,000 in 1996 related to termination of long-term contracts and leases and facility closing costs.

       During the fourth quarter of 1996, certain events occurred which led the Company to evaluate the recoverability of goodwill of its Andy Johns and Varon Divisions. Since the goodwill under evaluation was related to the specific enterprises and not to any of their long-term assets, the evaluation was done pursuant to Accounting Principles Board Opinion No. 17, "Intangible Assets". These events included certain changes in government regulations regarding cotton sleepwear, changes in key members of the management team, loss of market share and loss of a key customer. As a result, in December 1996, the Company recognized a one-time non-cash charge for impairment of goodwill of $6,532,000, with no associated tax benefit.

       Also during the fourth quarter of 1996, the Company evaluated the recoverability of a manufacturing facility and, as a result of such analysis, the Company recorded a fixed asset writedown of $530,000.

7.  ACCRUED LIABILITIES

       Accrued liabilities consist of the following at December 31, 1998 and 1997:

       (In thousands)                              1998*              1997
                                                   -----              ----
       Wages, commissions and bonus
        and severance                              $1,882            $2,882
       Royalties and advertising                      714                --
       Professional fees
        (legal, audit, tax, etc.)                   1,759                --
       Interest                                       620                --
       Other                                        2,019             1,996
                                                   ------            ------
                                                   $6,994            $4,878
                                                   ======            ======
----------------------------

       *Before adjustment to estimated settlement amount.

8.  DEBT

         On March 16, 1995, the Company entered into an agreement (the "Loan Agreement") with several banks for a $56,000,000 two year committed revolving credit facility (the "Revolver Agreement") and a $7,500,000 four year term loan (the "Term Loan"). The Revolver Agreement was available for loans, letters of credit and letters of indemnity.

         The Company had notes payable to banks under the Revolver Agreement at December 31, 1998 and 1997 of $5,967,000 and $6,855,000, respectively.
Additionally, at December 31, 1998 and 1997, the Company had letters of credit outstanding of $1,308,000 and $9,455,000, respectively.

         At December 31, 1998 and 1997, the Company was at its available credit limits. The interest rate was prime plus 3.0% at December 31, 1998 and prime plus 1.0% at December 31,1997 on the Revolver Agreement. The prime rate was 7.75% and 8.5% at December 31, 1998 and 1997, respectively.

         The weighted average interest rate on outstanding short-term borrowings and the term loan at December 31, 1998 and 1997 was 10.75% and 9.86%, respectively.

         The final principal payment of the Term Loan of $1,815,000 was paid on March 16, 1999.

         On March 28, 1996, the Loan Agreement was amended to reduce the Revolver Agreement facility to $50,000,000; adjust the interest rate under Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.25% during agreed upon collateral overadvance periods; adjust the interest rate under the Term Loan, to prime plus 2.00%, or, at the Company's election, LIBOR plus 4.50% on outstanding borrowings; require an additional fee of $250,000, collateral monitoring costs of 0.2% of net sales, and provide for the issuance of warrants to the banks to purchase 425,000 shares of the Company's common stock for an exercise price of $1.00 per share. The warrants are exercisable at any time on or after March 31, 1998. The Company was amortizing the capitalized valuation of these warrants (approximately $156,000) through the period ending March 31, 1999.

         On March 24, 1997, the Loan Agreement was amended to reduce the Revolver Agreement to $45,000,000; adjust the interest rate for Revolver Agreement borrowings to prime plus 1.0%, or prime plus 1.75% during agreed upon collateral overadvance periods; require additional fees of $325,000 and waive violations of certain covenants during 1996.

         On March 25, 1998, the Loan Agreement was amended to reduce the Revolver Agreement to $39,000,000, adjust the interest rate for the Revolver Agreement borrowings to prime plus 1.5%, require fees of $350,000 for March 1998 to March 1999 and waive violations of certain covenants during 1997. Additionally, since certain Revolver borrowing levels and related covenant levels were exceeded beginning in the 1998 fourth quarter, the interest rates for the Revolver were increased to prime plus 3% and the interest rate for the Term Loan was increased to prime plus 3% or LIBOR plus 5.5% and additional fees of $250,000 were paid.

         The Revolver Agreement and the Term Loan were collateralized by all of the Company's assets. Additionally, the Revolver Agreement and the Term Loan contained various financial covenants, reporting requirements and limits on capital expenditures, cash dividends, other indebtedness, affiliate transactions, mergers and acquisitions and other items.

         The Company was not in compliance with certain requirements of its Loan Agreement, relating to collateral coverage and levels of tangible net worth. The Company's lenders allowed the Company to remain in violation of its Loan Agreement. However, a Reservation of Rights and Waiver Agreement was entered into, whereby the Company's bank lenders agreed to extend credit at their discretion without waiving any rights that arose upon the events of default. During the first quarter of 1999, the Company wholly satisfied its bank debt.

         Interest expense paid on notes payable to banks and subordinated notes (see Note 9) was approximately $2,604,000, $3,199,000 and $3,688,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

9.  SUBORDINATED DEBT

         At December 31, 1998, the Company had outstanding $6,444,000 of 13% Subordinated notes (the "Subordinated Notes") due December 15, 1999 with interest payable biannually on June 15 and December 15. The Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company may redeem all or part of the Subordinated Notes at any time at a price equal to the principal amount plus accrued interest.

         The fair value of the Company's Subordinated Notes is estimated to be below par value based on prices noted in nominal trading.

         The Company did not make the interest payment due on December 15, 1998 relating to the Subordinated Notes. Pursuant to the Indenture for the Subordinated Notes, the Company's non-payment of interest became an Event of Default and once the Company filed for protection under Chapter 11 of the Bankruptcy Code the default amount above shall IPSO FACTO become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the Subordinated Notes.

10.  STOCKHOLDERS' EQUITY

         The Company is authorized to issue 25,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 1998 and 1997, respectively, the Company had 10,797,666 and 10,771,308 shares of common stock outstanding. No shares of preferred stock have been issued.

         In March 1996, in connection with the Company's Revolver Agreement and Term Loan, warrants were issued to purchase 425,000 shares of the Company's common stock (see Note 8). Additionally, in 1996, the Company issued warrants to purchase 200,000 shares, at an exercise price of $0.75 per share, to Trivest as part of the amendment to the Company's management agreement (see Note 13). These warrants became fully exercisable effective January 1, 1997 and expire December 31, 2001.

         In October 1997, the Company issued a warrant to purchase 36,383 shares of the Company's common stock at a purchase price of $1.62 per share, which is exercisable from October 1997 through December 2000.

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

         The following table summarizes the activity of the Company's stock option plans:


                                                                1998                  1997                  1996
                                                             ---------             ---------             ---------
Balance outstanding at  beginning of year                      828,154             1,202,610             1,225,637
Granted                                                              0               140,000                45,000
Canceled                                                             0              (491,027)              (68,027)
Exercised                                                     (191,024)              (23,429)                   --
                                                           -----------           -----------           -----------

Balance outstanding at December 31                             637,130               828,154             1,202,610
                                                           ===========           ===========           ===========

Price range per share                                      $0.75-$2.44           $0.75-$2.44           $0.75-$2.44
                                                           ===========           ===========           ===========

Exercisable at December 31                                     637,130               699,669               928,367
                                                           ===========           ===========           ===========

Available for grant at December 31                           1,059,236               709,119               110,417
                                                           ===========           ===========           ===========


   The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:


                             Weighted-
                              Average           Weighted-                           At December 31, 1998
                             Remaining           Average                ------------------------------------------
Exercise                   Contractual          Exercise                  Options                        Options
Price                          Life               Price                 Outstanding                    Exercisable
-------------------------------------------------------------------------------------------------------------------
$0.7500                          7 yrs           $0.7500                     33,750                         33,750
$0.7936                          3 yrs           $0.7936                      8,820                          8,820
$0.8125                          4 yrs           $0.8125                    100,000                        100,000
$0.8750                          4 yrs           $0.8750                     25,000                         25,000
$1.1250                          8 yrs           $1.1250                     15,000                         15,000
$1.2471                          1 yrs           $1.2471                    169,235                        169,235
$1.9274                          5 yrs           $1.9274                    162,621                        162,621
$2.2619                          1 yrs           $2.2619                      4,199                          4,199
$2.3810                          6 yrs           $2.3810                     92,925                         92,925
$2.4376                          6 yrs           $2.4376                     25,580                         25,580
                                                                            -------                        -------
                                                                            637,130                        637,130
                                                                            =======                        =======


         The Company applies the provisions of Opinion 25 ("APB 25") and related interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements with respect to the above plans to the extent required by APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been substantially the same as reported.

         As discussed in Notes 1 and 2, the Company has either sold or will sell the majority of its assets and has ceased its operations. Therefore, the disclosures required by SFAS No. 123 of net loss and net loss per share and the weighted average fair value of options granted during each year, in light of the Company's adoption of the liquidation basis of accounting, are not deemed material to the Company's financial statements. Accordingly, such items have not been disclosed for any of the years presented. Additionally, the disposal/sale of the majority of the Company's assets causes the options issued under the Company's stock option plans to be fully vested, which is reflected above.

11.  INCOME TAXES

         The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 1998 are as follows:


(IN THOUSANDS)                    1998                1997             1996
                                  ----                ----             ----

Current                          $    0              $  (61)         $(1,577)
Deferred                              0               1,218              845
                                 -------             -------         --------
                                 $    0              $1,157          $  (732)
                                 =======             =======         ========

     The total Federal and state provision (benefit) for income taxes is as follows:

(IN THOUSANDS)                     1998               1997             1996
                                   ----               ----             ----

Federal                          $    0             $  844         $  (498)
State                                 0                313            (234)
                                 ------             ------         --------
                                 $    0             $1,157         $  (732)
                                 ======             ======         ========

         A reconciliation of the statutory provision and the effective provision for income taxes is as follows:


(IN THOUSANDS)                                                       1998             1997           1996
                                                                     ----             ----           ----
Income tax (benefit) at statutory rate                           $(6,407)           $ (923)         $(3,215)

State income tax (benefit), net of federal benefit                  (387)              195                7

Adjustment of NOL carry forwards                                   1,403                --               --

Impairment of goodwill                                                --                --            2,173
Amortization expense                                                  --                54               45
Refund of prior year's income
  taxes and related adjustments                                       --                --             (473)
Other, net                                                            34               (17)            (157)
Change in valuation allowance                                      5,357             1,848              888
                                                                 --------           ------           ------
                                                                 $      0           $1,157           $ (732)
                                                                 ========           ======           ======

         The components of the net deferred tax (assets) and liabilities recorded on the statement of net liabilities in liquidation (1998) and balance sheet (1997) at December 31, 1998 and 1997 are as follows:


(IN THOUSANDS)                                            1998                      1997
                                                          ----                      ----
Deferred Tax Liabilities:
 LIFO inventory adjustments                            $       0                  $ 1,157

 Depreciation                                                  0                       49
                                                          ------                  -------
     Total deferred tax liabilities                            0                    1,206

Deferred Tax (Assets):
 Federal net operating loss carryovers                   (7,131)                   (3,159)
 State net operating loss carryover                      (1,575)                   (1,188)
 State jobs credit carryover                               (237)                     (237)
 Alternative minimum tax credit carryover                  (199)                     (199)
 Accruals for disposal of operations                     (1,118)                       --
 Accounts receivable and sales allowances                  (645)                   (1,022)

 Capitalized trademarks                                      --                      (599)
 Capitalized inventory                                       --                      (236)
 Deferred compensation                                       --                       (73)
 Employee benefits                                         (241)                     (140)
 Operating leases                                            --                       (90)
 Other                                                      (11)                      (63)
                                                       --------                   -------
                                                        (11,157)                   (7,006)
Valuation allowance on deferred tax (assets)             11,157                     5,800
                                                       --------                   -------
     Total deferred tax (assets)                              0                    (1,206)
                                                       --------                   -------

     Net Deferred Taxes                                $     --                   $    --
                                                       ========                   =======

         As of December 31, 1998, the Company had approximately $21,000,000 of net operating loss carryforwards for U.S. Federal income tax purposes. These carryforwards expire through the year 2018.

         The Company has valuation allowances of $11,157,000 and $5,800,000 at December 31, 1998 and 1997, respectively, to reflect management's estimate of the total amount of deferred tax assets and net operating loss carryforward, which may not be realized depending on future operating results of the Company. The increase in the valuation allowance is due to continuing operating losses.

         Income taxes paid during 1998, 1997 and 1996 were $5,000, $2,000, and $82,000, respectively.

12. EMPLOYEE BENEFIT PLANS

         The Company maintains employee profit sharing plans covering all domestic employees. No contribution was made for the years ended December 31, 1998, 1997, and 1996.

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

         Pursuant to the second amendment, the term of the management agreement was extended four years (expiring December 31, 1997) and Trivest received a restricted stock award consisting of 225,000 shares of the Company's $.01 par value common stock. The stock award restrictions lapse in five equal annual installments commencing January 1, 1994, subject to acceleration of vesting in certain circumstances, including a change of control of the Company. The Company recognized $338,000 of deferred management fee expense, relating to the stock award, based upon the fair market value at date of grant. The $338,000 is being amortized over the five year vesting period.

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

         Effective January 1, 1998, the Company entered into a new management agreement with Trivest (the "New Agreement"). The New Agreement requires an annual cash management fee of $200,000, payable in advance in equal quarterly installments and was to have expired on December 31, 1998. The New Agreement was terminated on September 30, 1998.

         The Company expensed approximately $150,000, $186,000, and $180,000 for services rendered under the management agreement during the years ended December 31, 1998, 1997, and 1996, respectively.

         Certain former officers of the Company had a minority interest in the equity securities of a vendor. The vendor supplied warehousing and distribution facilities to Andy Johns and Mackintosh. This vendor relationship, which was under contract until 1999, was terminated as of December 31, 1996 for a negotiated payment of $525,000 (of which $125,000 was paid out in 1997), and has been included as part of restructuring expenses in 1996. During the year ended December 31, 1996, actual warehousing and shipping expenses to this vendor totaled approximately $884,000.

           Schedule I - Condensed Financial Information of Registrant



                             BISCAYNE APPAREL, INC.
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                              (PARENT COMPANY ONLY)
                                December 31, 1998
                             (Dollars in thousands)




ASSETS

  Current assets .................................................................................      $    47
  Investment in affiliates at liquidation value ..................................................        4,805(1)
                                                                                                        -------

                                                                                                        $ 4,852
                                                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

  Subordinated notes and other current liabilities at estimated settlement amounts ...............      $ 4,852

  Stockholders' equity (deficiency) ..............................................................            0
                                                                                                        -------

                                                                                                        $ 4,852
                                                                                                        =======


(1) Net liabilities of certain affiliates are not included.





                             BISCAYNE APPAREL, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION ON
                                DECEMBER 31, 1998
                              (PARENT COMPANY ONLY)
                             (Dollars in thousands)



Net liabilities in liquidation beginning .........................................................      ($3,064)

Reduction in subordinated notes and other current liabilities to estimated settlement amounts ....        3,064
                                                                                                        -------

Net liabilities in liquidation ending ............................................................      $     0
                                                                                                        =======




          See accompanying notes to consolidated financial statements.

                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                              (Going Concern Basis)
                             (Dollars in thousands)



                                               December 31,
                                                  1997
                                               -----------
ASSETS

Current assets:
  Accounts receivable ....................      $      7
  Intercompany receivable ................         1,095
  Prepaid expenses and other .............             5
                                                --------

     Total current assets ................         1,107

Investment in subsidiaries ...............        13,220
Property, plant and equipment, net .......            32
Other assets, net ........................            88
                                                --------

                                                $ 14,447
                                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable .......................      $    110
  Accrued liabilities ....................           214
                                                --------

     Total current liabilities ...........           324

Subordinated notes .......................         6,444
Other liabilities ........................            21

Stockholders'  Equity:

Common stock .............................           108
Additional paid-in capital ...............        26,610
Accumulated deficit ......................       (19,060)
                                                --------

     Total stockholders' equity ..........         7,658
                                                --------

                                                $ 14,447
                                                ========



          See accompanying notes to consolidated financial statements.

                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                      STATEMENTS OF DISCONTINUED OPERATIONS
                              (Going Concern Basis)
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)


                                                             1998            1997           1996
                                                           --------       --------       --------

Expenses:
  General and administrative expenses ...............      $    885       $    200       $     67
  Management fee to Trivest, Inc. ...................           150            186            180
                                                           --------       --------       --------

Operating expenses ..................................        (1,035)          (386)          (247)


Other income and (expenses):
  Interest and other expenses .......................          (925)          (883)          (838)
  Intercompany interest income ......................           304            495            519
  Interest and other income .........................            --             11             37
  Equity in and gain on sale of investee ............            --             --            123
  Share of loss of subsidiaries, net of
   applicable income taxes (1) ......................        (9,216)        (2,089)        (8,673)
  Management fee from subsidiaries ..................           150            186            180
                                                           --------       --------       --------

Loss before provision (benefit) for income taxes ....       (10,722)        (2,666)        (8,899)

Provision (benefit) for income taxes ................            --          1,205           (175)
                                                           --------       --------       --------

Net loss ............................................      ($10,722)      ($ 3,871)      ($ 8,724)
                                                           ========       ========       ========



(1) Losses of certain affiliates of $8,121 in 1998 were not recorded on the equity method because losses exceed investments and advances.



          See accompanying notes to consolidated financial statements.

                             BISCAYNE APPAREL, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)
                              (Going Concern Basis)

                                                                      1998           1997            1996
                                                                    --------       --------       --------
Operating activities:

 Net loss ....................................................      $(10,722)      ($ 3,871)      ($ 8,724)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation expense ......................................            41              5              6
   Amortization expense ......................................            --             69             --
   Amortization of debt issuance cost ........................            88            109
   Noncash stock compensation expense ........................            --             68             67
   Share of loss of subsidiaries .............................         9,216          2,089          8,673
   Gain on sale and equity in net income of investee .........            --             --           (123)

(Increase) decrease in operating assets:
   Trade accounts receivable .................................            --             17              3
   Prepaid expenses and other ................................             5             26             --
   Federal income tax receivable .............................            --          1,455            514
   Other assets ..............................................            --             68            (42)

Increase (decrease) in operating liabilities:
   Accounts payable ..........................................          (110)            62             49
   Accrued liabilities .......................................         1,292           (242)            74
   Other liabilities .........................................            --            (17)           (10)
                                                                    --------       --------       --------

     Net cash provided by (used in) operating activities .....          (190)          (162)           487
                                                                    --------       --------       --------

Investing activities:

 Capital expenditures ........................................            (9)           (19)            (1)
 Proceeds on sale of Hartwell Sports, Inc. ...................            --             --          1,750
                                                                    --------       --------       --------

    Net cash provided by (used in) investing activities ......            (9)           (19)         1,749
                                                                    --------       --------       --------

Financing activities:

 Repayments (advances) of intercompany loans .................           251            134         (2,236)
 Principal payments of long-term debt and capital leases .....           (13)            --             --
 Proceeds from exercise of employee stock options ............            --             18             --
                                                                    --------       --------       --------

     Net cash provided by (used in) financing activities .....           238            152         (2,236)
                                                                    --------       --------       --------

Net increase (decrease) in cash and cash equivalents .........            39            (29)             0
Cash and cash equivalents at beginning of year ...............             0             29             29
                                                                    --------       --------       --------

Cash and cash equivalents at end of year .....................      $     39       $      0       $     29
                                                                    ========       ========       ========




          See accompanying notes to consolidated financial statements.

                             BISCAYNE APPAREL, INC.
                               PARENT COMPANY ONLY
                        STATEMENTS OF CASH FLOWS (Cont'd)
                              (Going Concern Basis)
                  Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)



                                                                    1998        1997        1996
                                                                   ------      ------      ------
Supplemental disclosure:
  Interest paid                                                    $  419      $  838      $  838
  Income taxes paid                                                $    5      $    2      $    1


Supplemental schedule of noncash financing
 activities:
   Net non-cash changes in investments in subsidiaries             $  500      $2,963      $  500






          See accompanying notes to consolidated financial statements.

                 Schedule II - Valuation And Qualifying Accounts



                     BISCAYNE APPAREL, INC. AND SUBSIDIARIES
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)



----------------------------------------------------------------------------------------------------------------------------------
                            COLUMN A                 COLUMN B               COLUMN C              COLUMN D       COLUMN E

----------------------------------------------------------------------------------------------------------------------------------
                                                                           Additions
                                                     Balance at    Charged to      Charged to                      Balance
                                                     beginning      costs and        other                         at end
                          Description                 of year       expenses        accounts      Deductions       of year
----------------------------------------------------------------------------------------------------------------------------------


Year ended December 31, 1998
  Allowance for doubtful accounts                     $  168         $  277         $    0         $  252         $  193
  Allowance for sales discounts                          100          2,240              0          1,839         $  501
  Reserve for sales allowance                            527            272              0            275         $  524
  Reserve for advertising allowance                      168             88              0            209         $   47
  Reserve for freight and warehouse discounts            123            122              0            207         $   38
  Reserve for returns                                 $1,192         $1,773         $    0         $2,128         $  837

Year ended December 31, 1997:
  Allowance for doubtful accounts                     $  169         $  204         $    0         $  205         $  168
  Allowance for sales discounts                           96            456              0            452         $  100
  Reserve for sales allowance                            300            566              0            339         $  527
  Reserve for advertising allowance                      123            248              0            203         $  168
  Reserve for freight and warehouse discounts            105            272              0            254         $  123
  Reserve for returns                                 $1,225         $3,075         $    0         $3,108         $1,192


Year ended December 31, 1996:
  Allowance for doubtful accounts                     $  227         $  223         $   44         $  325         $  169
  Allowance for sales discounts                          162            522              0            588         $   96
  Reserve for sales allowance                            404            671              0            775         $  300
  Reserve for advertising allowance                       99            222              0            198         $  123
  Reserve for freight and warehouse discounts             72            396              0            363         $  105
  Reserve for returns                                 $1,003         $3,875         $    0         $3,653         $1,225



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not had any disagreements on accounting or financial disclosure with its accountants required to be reported hereunder.

         Information relating to the change in the Company's accountants is incorporated by reference from the Company's Current Report on Form 8-K, dated June 16, 1998, heretofore filed with the commission on June 16, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS


NAME                                    AGE              POSITION(S) HELD WITH THE COMPANY
----                                    ---              ---------------------------------
Earl W. Powell                           60         Chairman of the Board and Chief
                                                     Executive Officer

Peter Vandenberg, Jr.                    44         President, Chief Operating Officer, Chief
                                                     Financial Officer, Treasurer and Director

Phillip T. George, M.D.                  59         Director

R. Stephen Lefler                        49         Director

         Mr. Powell has served as Chairman of the Board of the Company since October 1985 and is also presently serving as Chief Executive Officer. He has also previously served as President and Chief Executive Officer of the Company at various times since October 1985. Since May 1984, Mr. Powell has served as Chairman of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis"). Mr. Powell also serves as (i) Chairman of the Board, President and Chief Executive officer of Trivest, a private investment firm formed by Messrs. Powell and George in 1981 that specializes in management services and acquisitions, dispositions and leveraged buyouts ("Trivest"), and (ii) Chairman of the Board of Directors of WinsLoew Furniture, Inc., a Nasdaq National Market company engaged in the manufacture of contract seating and casual and ready-to-assemble furniture ("WinsLoew"). From 1971 until 1985, Mr. Powell was a partner with KPMG/Peat Marwick, Certified Public Accountants ("Peat Marwick"), where his positions included serving as managing partner of Peat Marwick's Miami office.

         Mr. Vandenberg, a Certified Public Accountant, has served as President of the Company since November 1997 and as Chief Operating Officer since March 1998. Mr. Vandenberg joined the Company in January 1987 and has served as Vice President (Executive Vice President from December 1996 until becoming President), Treasurer and Chief Financial Officer since such time (except for the period from April 1991 to September 1991, when he served as a Vice President of the Company and as an executive officer of Trivest). Mr. Vandenberg also began serving as a Managing Director of Trivest in January 1999. He was appointed a director of the Company in November 1994. Mr. Vandenberg served in various capacities with Peat Marwick from December 1977 until January 1987, and was a senior manager of that firm from July 1984 until joining the Company.

         Dr. George has served as a director of the Company since October 1985 and previously served as Vice Chairman of the Board. Dr. George also serves as Vice Chairman of Atlantis' Board of Directors, as a director of WinsLoew and as Vice Chairman of the Board of Trivest. Dr. George's executive position with Trivest has been his principal occupation since retiring from the private practice of plastic and reconstructive surgery in February 1986.

         Mr. Lefler was appointed a director of the Company in March 1997. Since February 1997,

Mr. Lefler has been President, Chief Executive Officer and a director of Hartwell Industries, Inc., a manufacturer of sportswear, which is an affiliate of Trivest. From 1982 through January 1997, he was employed by Williamson-Dickie Manufacturing Company in various positions, most recently as President and Chief Operating Officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, for the fiscal years ended December 31, 1998, 1997 and 1996, to or on behalf of the Company's Chief Executive Officer and each of the most highly compensated executive officers of the Company whose total annual salary and bonus for 1998 exceeded $100,000 (the "Named Executive Officers"):


                                                                                            Long Term
                                                                                          Compensation
                                                                                       --------------------
                                           Annual Compensation                          Awards      Payouts
                             --------------------------------------------------         ------      -------
                                                                       Other            Awards        LTIP        All Other
         Name and                                                      Annual          Options      Payouts      Compensation
    Principal Position       Year     Salary ($)     Bonus ($)      Compensation         (#)          ($)            ($)
    ------------------       ----     ----------     ---------      ------------       -------      -------      -------------
Earl W. Powell               1998           --             --           --                --           --            --
Chairman and Chief           1997           --             --           --                --           --            --
Executive Officer            1996           --             --           --                --           --            --

Kurt C. Gutfreund            1998     $330,000       $ 89,721           --                --           --            --
Vice Chairman,               1997      320,000        537,828           --                --           --            --
President and Chief          1996      310,000        576,223           --                --           --            --
Executive Officer of
M&L

Peter Vandenberg, Jr.        1998     $250,000       $ 75,000           --                --           --            --
President, Chief             1997      200,000        120,000           --           100,000(2)        --            --
Operating  Officer, Chief    1996      170,000(1)      50,000           --            15,000(1)        --            --
Financial Officer and
Treasurer

-----------------
(1) 1996 compensation was modified pursuant to a salary deferral agreement. See "Employment Contracts and Termination of Employment Arrangements" below.

(2) 51,451 of such options were issued in exchange for options previously granted.

STOCK OPTION GRANTS

     The Company did not grant any stock options in 1998. The Company did not grant any stock appreciation rights in 1998.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUE TABLE

     No Named Executive Officer exercised stock options during the year ended December 31, 1998. The following table sets forth information, with respect to the Named Executive Officers, concerning unexercised options held by them as of the end of such fiscal year:


                                                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                                                                     AND FISCAL YEAR-END OPTION VALUE
                                        ------------------------------------------------------------------------------------------
                                                 NUMBER OF UNEXERCISED                            VALUE OF UNEXERCISED
                                                      OPTIONS AT                                IN-THE-MONEY OPTIONS AT
                                                   DECEMBER 31, 1998                             DECEMBER 31, 1998 ($)
                                        ---------------------------------------       --------------------------------------------
NAME                                      EXERCISABLE           UNEXERCISABLE            EXERCISABLE              UNEXERCISABLE
----                                    ----------------      -----------------       -----------------         ------------------
Earl W. Powell.........................      88,200                 --                       -0-(1)                    -0-(1)
Peter Vandenberg, Jr...................     100,000                 --                       -0-(1)                     --

----------------

(1) The closing sale price for the Company's Common Stock as reported by the NASDAQ OTC on December 31, 1998 was $.0075. As of such date, no such options were in-the-money since the exercise price of the options exceeded the fair market value of the underlying securities.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Effective January 1, 1998, the Board of Directors approved an employment arrangement with Mr. Vandenberg, the Company's President, Chief Operating Officer, Treasurer and Chief Financial Officer. Pursuant to this arrangement, which has an initial term of two years, Mr. Vandenberg received an annual base salary of $250,000 in 1998 and $275,000 in 1999. The arrangement also provides for a Special Benefit Payment of 10% of the annual base salary; discretionary bonuses; severance equal to one year's salary, Special Benefit Payment, bonus and benefits; and Disposition Incentive Compensation of $125,000 for the disposition or liquidation of each of the Company's operations. Such amounts have been earned by Mr. Vandenberg, as each of the Company's operations have now been disposed of or liquidated, however, the payments have not yet been made to Mr. Vandenberg. An amendment to Mr. Vandenberg's employment agreement has been submitted to the bankruptcy court for approval.

         In connection with the Company's acquisition of M&L in November 1994, M&L entered into an employment agreement with Mr. Gutfreund pursuant to which he is employed as President and Chief Executive Officer of M&L. In February 1998 the agreement was amended to extend the term for three additional years from December 31, 1997 through December 31, 2000, with a base salary of $330,000, $340,000 and $350,000 for 1998, 1999 and 2000, respectively. On
February 3, 1999 in connection with the Asset Purchase Agreement by and among NewCo, M&L International (HK) Limited, the Company and M&L Hong Kong, Ltd. (the "Purchase Agreement"), Mr. Gutfreund's employment with the Company was terminated, by mutual consent, effective as of the Closing Date of the Purchase Agreement. The employment agreement included Mr. Gutfreund's covenant not to compete with M&L during his employment, and for a period of up to two years following termination of employment (with the duration of the period depending upon the circumstances under which employment is terminated).

         Each of the Named Executive Officers has received options to purchase Common Stock granted under the Company's Stock Option Plans. To the extent not already exercisable, such options generally become exercisable upon liquidation or dissolution of the Company, a sale or other disposition of all or substantially all of the Company's assets, or a merger or consolidation pursuant to which either (i) the Company does not survive, or (ii) a controlling amount of the voting power of the Company's voting stock is acquired. In addition, the Compensation Committee of the Board of Directors has the discretion to grant "limited stock appreciation rights" with respect to options granted under the 1987 Stock Option Plan, pursuant to which, in the event of any tender offer or exchange offer by a third party for more than 20% of the Company's outstanding Common Stock, the options will automatically be canceled in return for cash payment to the optionee in an amount equal to the difference between the highest price paid per share by the acquirer in such transaction and the exercise price. As of March 5, 1999, substantially all of the Company's assets and operations, excluding accounts receivable, were sold. Therefore, all options are thereafter 100% vested.

DIRECTOR COMPENSATION

         The Company's standard arrangement for compensation of non-employee directors is payment of an annual retainer of $15,000 ($25,000 in the case of Mr. Lefler), payable quarterly, and a $750 fee for each meeting of the Board attended ($500 in the case of telephonic meetings.) In addition, members of the Audit Committee and the Compensation Committee receive a $750 fee for attendance at each committee meeting ($500 in the case of telephonic meetings.) The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Other than the $25,000 payment to Mr. Lefler all other director fees were suspended in the fourth quarter of 1998.

         Each of the Company's directors participates or is eligible to participate in one or more of the Company's stock option plans. No options were granted in 1998 to any non-employee directors.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 1999 by (a) each person known to the Company to own beneficially more than 5 percent of the Company's outstanding Common Stock, (b) each director (including nominees) who owns any such shares, (c) each Named Executive Officer who owns any such shares (see "Executive Compensation-Summary Compensation Table"), and (d) the directors and executive officers of the Company as a group:


                                                                                    Common Stock
                                                                                Beneficially Owned(2)
                                                                            ---------------------------
Name and Address of Beneficial Owner(1)                                       Shares            Percent
---------------------------------------                                     ---------           -------
Trivest Special Situations Fund 1985, L.P.(3).............................  1,757,836             16.3%
Earl W. Powell(4).........................................................    902,619              8.3
Phillip T. George, M.D.(5)................................................    850,635              7.9
Peter Vandenberg, Jr.(6)..................................................    117,523              1.1
R. Stephen Lefler(7)......................................................      6,000                *
Directors and executive officers as a group (5 persons)(8)................  3,634,613             33.1%


------------------
*        Less than 1%.
(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 2665 South Bayshore Drive, Suite 800, Miami, Florida 33133.
(2) Based on 10,797,666 shares outstanding as of March 15, 1999. Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. For purposes of this table, a person is deemed to have "beneficial ownership" of any shares as of a given date which the person has the right to acquire within 60 days after such date. For purposes of computing the outstanding shares held by each person named above on a given date, any shares which such person has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Trivest Special Situations Fund 1985, L.P. ("TSSF") is a Delaware limited partnership of which Trivest Associates, L.P., a Delaware limited partnership ("Associates"), is general partner. The general partner of Associates is Trivest, Inc., a Delaware corporation ("Trivest"), whose shares are owned by Messrs. George and Powell. Blue Sky

         Partners, a Florida general partnership whose partners are Messrs. George and Powell; Messrs. Powell and Dr. George and his spouse are limited partners of TSSF. In addition, Messrs. George and Powell are limited partners of Associates.
(4) Includes (i) 814,419 shares of Common Stock directly owned; and (ii) 55,125 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Company's 1987 Stock Option Plan; and (iii) 33,075 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Company's Amended and Restated 1990 Stock Option Plan. Does not include shares indicated as owned of record by TSSF (see footnote 3 above), or 200,000 shares issuable pursuant to a warrant held by Trivest.
(5) Includes (i) 748,764 shares of Common Stock directly owned; and (ii) 52,258 shares of Common Stock held of record by Dr. George as custodian for his minor children under the Florida Uniform Gift to Minors Act, as to which Dr. George disclaims beneficial ownership; and
         (iii) 25,908 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Company's 1987 Stock Option Plan; and (iv) 23,705 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Company's Amended and Restated 1990 Stock Option Plan. Does not include shares indicated as owned of record by TSSF (see footnote 3 above) or 200,000 shares issuable pursuant to a warrant held by Trivest.
(6) Includes (i) 17,523 shares of Common Stock directly owned; and (ii) 100,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Company's 1997 Stock Option Plan.
(7) Represents 6,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Company's 1994 Stock Option Plan. Mr. Lefler's address is 97 Winfield Circle, Hartwell, Georgia 30643.
(8) Includes shares owned of record by TSSF and shares beneficially owned by directors and executive officers, as described in the table and footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         1998 MANAGEMENT AGREEMENT. Since October 1985, Trivest has rendered consulting, financial and management services to the Company, including advice and assistance with respect to acquisitions, pursuant to management agreements between the parties which have been replaced and amended from time to time. The Management Agreement commenced as of January 1, 1998 and continued through December 31, 1998. The Management Agreement provided for Trivest to be the exclusive manager and consultant of the Company's business. Trivest's services included advice and assistance concerning any and all aspects of the operations, planning and financing of the Company as needed from time to time, including identifying and assisting with acquisitions and identifying executive personnel for the Company. Trivest's compensation in fiscal 1998 was $150,000.

         SUBORDINATED NOTES. Trivest Special Situations Fund 1985, L.P., a Delaware limited partnership, is the holder of record of $1,400,800 principal amount of the 13% Subordinated Notes due December 1999 issued by the Company in December 1989 (the "Notes"). Certain directors of the Company and their affiliates are limited partners of TSSF and/or its general partner, Trivest Associates, L.P. See "Security Ownership," Note 3. In 1998, the Company made interest payments totaling $91,052 to TSSF as a result of its ownership of its Notes. The Company defaulted on these notes in December 1998.

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

                           2.1 Asset Purchase Agreement, dated February 5, 1999, by and among M&L International, Inc. and M&L International (H.K.) Limited, as Sellers and M&L International Group, LLC, M&L Hong Kong, Ltd. and Amerex (USA) Inc., as Buyer, incorporated by reference to
                                    Exhibit 10.1 filed with the Registrant's
                                    Quarterly Report on Form 8-K, filed
                                    February 12, 1999.

                           2.2 Interim Agreement, dated February 5, 1999, by and among M&L International, Inc., Amerex (USA) Inc. and M&L International Group, LLC, incorporated by reference to
                                    Exhibit 10.2 filed with the Registrant's
                                    Quarterly Report on Form 8-K, filed
                                    February 12, 1999.

                           2.3 Amendment to Asset Purchase Agreement and Interim Agreement by and among M&L International, Inc. and M&L International (H.K.) Limited and M&L International Group, LLC, M&L Hong Kong, Ltd. and Amerex (USA) Inc., incorporated by reference to Exhibit
                                    10.2 filed with the Registrant's Quarterly
                                    Report on Form 8-K, filed March 12, 1999.

                           2.4 Amendment No. 2 to Asset Purchase Agreement by and among M&L International, Inc. and M&L International (H.K.) Limited and M&L International Group, LLC, M&L Hong Kong, Ltd. and Amerex (USA) Inc., incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 8-K, filed March 12, 1999.

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

                           4.3 Tripartite Agreement, dated as of February 2, 1999, among the Registrant, First Union National Bank, as successor Trustee to Southeast Bank, N.A., as Trustee and U.S. Bank National Association. (1)

                           10.1     Form of Amended and Restated
                                    Indemnification Agreement entered into
                                    between the Registrant and its directors and certain of its officers, incorporated by reference to Exhibit 10.36 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

                           10.2 1994 Stock Option Plan of Registrant with form of Stock Option Agreement, incorporated by reference to Exhibit 10.3 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                           10.3     1987 Stock Option Plan for Biscayne
                                    Apparel, Inc., incorporated by reference to
                                    Exhibit 10.3 filed with the Registrant's
                                    Registration Statement on Form S-8 (No.
                                    33-20871).

                           10.4 Form of Stock Option Agreement entered into between the Registrant and optionees, incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-8 (No. 33-20871).

                           10.5 Amended and Restated 1990 Stock Option Plan for Biscayne Apparel, Inc., incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-8 (No. 33-41139).

                           10.6 Form of Stock Option Agreement entered into between the Registrant and optionees incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-8 (No. 33-41139).

                           10.7 1997 Stock Option Plan of Registrant, incorporated by reference to Exhibit A filed with the Registrant's Schedule 14A on April 28, 1997.

                           10.8 Warrant for the Purchase of Shares of Common Stock dated as of March 26, 1996 among the Registrant and Trivest, Inc., incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996.

                           10.9 License Agreement dated as of August 26, 1997 among the Registrant and Lola Inc., incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997.

                           10.10    Second Amended and Restated Credit
                                    Agreement and Guaranty dated as of March
                                    24, 1997 among the Registrant, Biscayne
                                    Apparel International, Inc., Mackintosh of
                                    New England Co., and M&L International,
                                    Inc. and The Chase Manhattan Bank (National
                                    Association) as Agent and Milberg Factors,
                                    Inc. as Servicing Agent, incorporated by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997.

                           10.11 First Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of May 22, 1997 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30,1997.

                           10.12 Second Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of February 18, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended December 1997.

                           10.13 Third Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of March 6, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co. and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10.31 filed with the Registrant's Annual Report on Form 10-K for the year ended December 1997.

                           10.14 Sublease Agreement, dated January 1, 1996, between Richland Mills, Inc., as sublandlord and Varon (a division of Biscayne Apparel International, Inc.) as subtenant, incorporated by reference to
                                    Exhibit 10.31 filed with the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1995.

                           10.15 Lease Agreement, dated June 10, 1995, between Buena Vista Export Processing Zone (ZIP Buena Vista, S.A.) and Amy Industries de Honduras, S.A., de C.V., incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                           10.16 Fourth Amendment and Waiver to Second Amended and Restated Credit Agreement and Guaranty dated as of March 25, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                           10.17 Fifth Amendment and Waiver to Second Amended and restated Credit Agreement and Guaranty dated as of June 8, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                           10.18 Second Amendment to Stock Purchase Warrants certificate numbers W-1 through W-5 issued March 28, 1996 dated as of June 4, 1998 between the Registrant and The Chase Manhattan Bank, Corestates Bank, N.A., BankBoston, N.A., Fleet Bank, N.A. and Milberg Factors, Inc., respectively, incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                           10.19 Security Agreement and Mortgage-Trademarks Agreement, dated as of March 25, 1998, between Mackintosh of New England Co. and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                           10.20 Sixth Amendment to the Second Amended and Restated Credit Agreement and Guaranty dated as of June 30, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                           10.21 Seventh Amendment to Second Amended and Restated Credit Agreement and Guaranty dated as of September 21, 1998 among the Registrant, Biscayne Apparel International, Inc., Mackintosh of New England Co., and M&L International, Inc. and The Chase Manhattan Bank (National Association) as Agent and Milberg Factors, Inc. as Servicing Agent, incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                           10.22 Employment Agreement dated as of January 1, 1998 between the Registrant and Peter Vandenberg, Jr. (1)

                           10.23 Amended Vandenberg Employment Agreement dated as of February 5, 1999 between the Registrant and Peter Vandenberg, Jr. (1)

                           21       Subsidiaries of the Registrant. (1)

                           23       Consent of Richard A. Eisner & Company (1)

                           23.1     Consent of PricewaterhouseCoopers LLP (1)

                           27       Financial Data Schedule (for SEC use only).

-------------------------

(1)  Filed herewith
(2) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.
(3)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.



                               BISCAYNE APPAREL, INC.



Date:  May     , 1999                   By: /s/ Peter Vandenberg, Jr.
                                            -----------------------------------
                                                Peter Vandenberg, Jr.
                                                President, Chief Operating
                                                Officer, Treasurer and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  May    , 1999                    By: /s/ Earl W. Powell
                                            -----------------------------------
                                                Earl W. Powell
                                                Chairman and Chief
                                                Executive Officer



Date:  May    , 1999                    By: /s/ Peter Vandenberg, Jr.
                                            -----------------------------------
                                                Peter Vandenberg, Jr.
                                                President, Chief Operating
                                                Officer, Treasurer, and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)



Date:  May    , 1999                    By: /s/ Phillip T. George, M.D.
                                            -----------------------------------
                                                Director



Date:  May    , 1999                    By: /s/ R. Stephen Lefler
                                            -----------------------------------
                                                R. Stephen Lefler
                                                Director